Form 10QSB
period 2004-03-31
PACIFIC ALLIANCE VENTURES LTD
filed 2004-05-17
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file Number:  0-50608

PACIFIC ALLIANCE VENTURES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite C102, 10000 North 31st Avenue

Phoenix, Arizona   85051   USA

(Address of principal executive offices)

(602)252-4477

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

9,905,100 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2004

Statement of Operations for the period ended

March 31, 2004

Statements of Cash Flows for the period ended

March 31, 2004

Notes to Consolidated Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS
Current Assets
Cash	$ 118,724
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable	$ 649
Stockholders' Equity
Common stock, par value $.001, authorized 100,000,000
shares; issued and outstanding 9,905,100 shares	9,905
Additional paid-in capital	87,018
Retained earnings	21,488
118,411
Stock subscriptions receivable	(336)
118,075
$ 118,724

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(Unaudited)

Revenues, marketing income	$ -
Expenses
Professional services	6,392
Salaries	3,000
Tax and licenses	452
Other	21
Net loss	$ (9,865)
Basic and diluted net loss per common share	$ (0.00)
Weighted average number of common shares outstanding	9,905,100

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From January 1, 2004 to March 31, 2004

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Total Stockholders' Equity

Balances, December 31, 2003	9,905,100	$ 9,905	$ 87,018	$ 31,353	$ (5,000)	$ 123,276
Cash received on subscribed common
stock					4,664	4,664
Net loss				(9,865)		(9,865)
Balances, March 31, 2004	9,905,100	$ 9,905	$ 87,018	$ 21,488	$ (336)	$ 118,075

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

(Unaudited)

Cash Flows From Operating Activities
Net loss	$ (9,865)
Adjustment to reconcile net loss to net cash from operating activities
Decrease in taxes payable	(6,468)
Cash flows from operating activities	(16,333)
Cash Flows From Financing Activity
Cash received on subscribed common stock	4,664
Net change in cash	(11,669)
Cash at the beginning of the period	130,393
Cash at the end of the period	$ 118,724
Cash paid for income taxes	$ 8,117

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Pacific Alliance Ventures Ltd. ("the Company") was formed October 20, 2003 and is a marketing and advertising service provider.  The Company designs marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.

The Company conducts its business through offices in Phoenix, Arizona, and Vancouver, British Columbia, and intends to gradually increase its availability to corporate clients across North America.  The Company works with a number of freelance designers, writers, and editors who enable the Company to react to customer demands without the need to incur large fixed overhead costs.

The Company's offices are currently provided on a rent free basis by the President and Chief Executive Officer of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

The Company designs marketing and branding campaigns in conjunction with its clients and relies on its ability to custom-design marketing solutions in response to client's needs to secure additional business.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the period ended December 31, 2003.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

Revenue Recognition

As marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  Any costs incurred on agreements in process are deferred until the agreement is complete.  Also, any advance payments from customers are deferred until the agreement is complete.  Completion of marketing service agreements occurs when the customer has approved and accepted the advertising materials.

Earnings per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities during the period ended December 31, 2003.

Comprehensive Income

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Stock-Based Compensation

The Company has no stock-based compensation arrangements.  Should it enter into these types of arrangements, the Company intends to follow the recognition and measurement principles of APB Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations.  Compensation cost for stock options granted to non-employees will be measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option.  This compensation cost will be recognized ratably over the vesting period.

PLAN OF OPERATIONS

Our current working capital of approximately $118,000 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

We do not anticipate requirement for major capital expenditures during the next 12 months related to our ongoing business.  We do not conduct research and development and subcontract all actual production. Existing casual relationships with freelance designers and editors and their attendant costs are expected to remain constant.  We have sufficient office space to accommodate existing and expanded operations for the next 12 months.

Contract employees are hired as needed.  There are no immediate plans to hire permanent employees.  We do not store goods in warehouses as this is a function performed by the commercial printers whom we engage to produce and distribute our advertising materials.

The following is a discussion of our general plan of operation for the next 12 months.  This plan of operation will be implemented by our C.E.O. and is based on her prior experience in the publishing and marketing industries.

Our primary target market is mid-sized companies trying to build brand, product and/or service recognition for their products, services, and companies.  These mid-sized companies are large enough to be able to fund significant marketing efforts, yet small enough to be aware that they need to differentiate themselves from their competitors in order to excel in their particular market sectors.

Because of the size and evolution of our clients, they usually do not have more than one person in their own companies devoted to marketing and promotions.  They are aware of their marketing needs, but not able to fulfill those needs internally.  This is different from larger companies that frequently are capable of designing and fulfilling their marketing and advertising requirements in-house; or smaller companies that are not sufficiently large to develop the budgets required for effective direct marketing campaigns.

Thus, our services fit a real need for marketing expertise.  Our attention to detail and custom-designed advertising programs are generally beyond the capabilities of any of our client’s to perform in-house.  Because of this custom-designed marketing approach, our gross profit margins are higher than generic advertising approaches, and can reach levels of 30% or more depending on individual circumstances.

Our potential clients can exist in any business sector that relies on an appeal to individual retail customers or end-users of a product or service, or in any business that wishes to improve their public image or build their brand awareness in their particular marketplace.  For this reason, our clients could span virtually all business sectors.

Growth

We are a young company although we have seasoned professionals as management.  In our next 12 months of operation, our primary focus will be to solidify our market share in the Southwest United States.  Our secondary focus will be to initiate our business presence in new geographic regions in other areas of North America, initially through an internet build-up, and eventually through the opening of additional sales offices.

Management expects to be able to maintain current creative control and head office functions in our existing Phoenix office.  Because our business model currently relies on strong and diverse relationships with various subcontractors and freelance professionals, we believe we can accommodate expected growth rates with little or no requirements for additional capital or infrastructure.

Our rate of expected growth cannot be determined because it relies in large part on the general strength of the overall economy and the advertising and marketing needs of divergent sectors within the broader economy.  Fundamentally, it is the rates of growth and sales of our clients that determines our potential growth rate.  Eventually our rate of growth could slow, based on the demands upon the time of our key personnel.  If our revenue and project growth exceeds the capacity of current management to properly execute future marketing projects, then we will need to determine whether to engage additional full time senior management at that time.

Management considers its current ability to provide exceptional customer service with creative intellectual capital to be our strongest asset.  As long as we continue to deliver these attributes to clients, we believe our business can grow successfully.

Sales and Payment

All significant marketing projects commence when a sizable deposit has been made by the client.  We do not incur significant external expenses, nor do we contractually expose ourselves to significant external expenses with subcontractors, until such time as performance payments from our clients are received.  Thus, we generally are not exposed to significant cash flow risks.

As marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  Expenses such as printing and postage are not incurred until our client has submitted progress payments to cover such expenses.  Revenue received is not refundable to the client and we do not make performance claims that could expose us to future liabilities.

Inventory and Shipping

We do not warehouse any kind of inventory because we provide mainly intellectual services, with actual finished goods provided by subcontractors.  Delivery of advertising medium is generally achieved via U.S. Post.

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ALLIANCE VENTURES LTD.

Dated:  May 14, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director