Form 10QSB
period 2004-06-30
PACIFIC ALLIANCE VENTURES LTD
filed 2004-08-13
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file Number:  0-50608

PACIFIC ALLIANCE VENTURES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite C102, 10000 North 31st Avenue

Phoenix, Arizona   85051   USA

(Address of principal executive offices)

(602)252-4477

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,905,100 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2004

Statements of Operations for the three and six months ended June 30, 2004

Statement of Stockholders' Equity for the six months ended June 30, 2004

Statements of Cash Flows for the six months ended June 30, 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS
Current Assets
Cash	$ 124,153
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable	$ 565
Stockholders' Equity
Common stock, par value $.001, authorized 100,000,000
shares; issued and outstanding 9,905,100 shares	9,905
Additional paid-in capital	87,018
Retained earnings	27,081
124,004
Stock subscriptions receivable	(416)
123,588
$ 124,153

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004

(Unaudited)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues, marketing income	$ 33,800	$ 33,800
Expenses
Professional services	486	6,878
Salaries	3,000	6,000
Tax and licenses	254	706
Creative design	4,456	4,456
Copy writing	20,000	20,000
Other	11	32
Net income (loss)	$ 5,593	$ (4,272)
Basic and diluted net loss per common share	$ 0.00	$ (0.00)
Weighted average number of common shares
outstanding	9,905,100	9,905,100

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Total Stockholders' Equity

Balances, December 31, 2003	9,905,100	$ 9,905	$ 87,018	$ 31,353	$ (5,000)	$ 123,276
Cash received on subscribed common
stock					4,584	4,584
Net loss				(4,272)		(4,272)
Balances, June 30, 2004	9,905,100	$ 9,905	$ 87,018	$ 27,081	$ (416)	$ 123,588

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(Unaudited)

Cash Flows From Operating Activities
Net loss	$ (4,272)
Adjustment to reconcile net loss to net cash from operating activities
Decrease in taxes payable	(6,552)
Cash flows from operating activities	(10,824)
Cash Flows From Financing Activity
Cash received on subscribed common stock	4,584
Net change in cash	(6,240)
Cash at the beginning of the period	130,393
Cash at the end of the period	$ 124,153
Cash paid for income taxes	$ 8,117

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("the SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the period ended December 31, 2003.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

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

Earnings per Share

Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  There were no potentially dilutive securities during the six month period ended June 30, 2004.

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

PLAN OF OPERATIONS

Our current working capital of approximately $124,000 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

We do not anticipate requirement for major capital expenditures during the next 12 months related to our ongoing business.  We do not conduct research and development and subcontract all actual production. Existing casual relationships with freelance designers and editors and their attendant costs are expected to remain relatively constant due to normal marketplace competition.  Costs for these services differ depending on the individual project with such variables as the number of pages, types of printing, number of colors, etc, all affecting the cost of any given project.  As a general guide, costs of US$1,000 per page for editors and US$500 per page for design are typical.  We have sufficient office space to accommodate existing and expanded operations for the next 12 months.

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

Our primary target market is mid-sized companies trying to build brand, product and/or service recognition for their products, services, and companies.  These mid-sized companies are large enough to be able to fund significant marketing efforts, yet small enough to be aware that they need to differentiate themselves from their competitors in order to excel in their particular market sectors.  Because of our limited human resources we are not able to focus on any single industry and must accept clients from any industry.  There is a risk that our lack of industry focus could be construed by potential clients as a lack of expertise in their particular industry.

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

Our cost of sales varies depending on the type of services or the exact type of work we are performing.  In general terms, if we propose work that specifies the provision of creative ideas, artwork and design, then we obtain non-binding price estimates from a number of potential sub-contractors to perform those functions, add a suitable and competitive administration fee and profit margin, before submitting the proposal to our potential client.  Our fees and profit margins are as aggressive at any given time as we feel the market will bear.  Those specific fees and margins might be stronger or weaker depending on many factors including but not limited to; general economic activity; advertising and marketing activity; number and quality of vendors offering marketing and advertising services; number and quality of subcontractors offering specified services; market prices of raw goods needed by subcontractors, such as trucking costs; paper and ink costs; US Postal rates; and other factors.

Growth

We are a young company although we have seasoned professionals as management.  We have a limited operating history and have relied on a small number of contracts.  Despite our limited operating history we have generated positive cash flow and net income.  Our present financial condition is stable and we expect to be able to operate profitably in the future.

In our next 12 months of operation, our primary focus will be to solidify our market share in the Southwest United States.  We would like to target the retail sales industry to be able to supply some of its marketing and advertising needs because of its pervasive scope.  We have not yet made meaningful progress penetrating this industry.  Our secondary focus will be to initiate our business presence in new geographic regions in other areas of North America, initially through an internet build-up, and eventually through the opening of additional sales offices.

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

Sales and Payment

All significant marketing projects commence when a sizable deposit has been made by the client.  We do not incur significant external expenses, nor do we contractually expose ourselves to significant external expenses with subcontractors, until such time as performance payments from our clients are received.  We expect each contract to approximate the following schedule: a progress payment of 10% received at signing of contract; another progress payment of 30% received when the intellectual advertising material has been created and accepted by the client; another progress payment of 30% received before printing and production; and a final progress payment of 30% received before delivery to the U.S. Post Office.  Accordingly, we generally are not exposed to significant cash flow risks.

As marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  Expenses such as printing and postage are not incurred until our client has submitted progress payments to cover such expenses.  Revenue received is not refundable to the client and we do not make performance claims that could expose us to future liabilities.

Because we do not actually print or produce hard goods, we have no significant capital equipment costs. Instead, our costs are mostly associated with the contracting out of services and production after we have already received payment from a client.  We have already achieved our first major milestone which was completion of a large advertising contract and are currently working on two smaller contracts.  This includes receiving progress payments; working with subcontractors including editor; designer; printer; and shipper; and, receiving final payment.  Our first large contract was successfully performed from start to finish in less than 90 days, which we expect to be typical of potential new contracts in the future.  In the future, we expect to be able to secure additional similar contracts, the exact completion time for which would be determined at the time of contract negotiations.  We would expect future completion periods to be approximately 90 days.

Since we generally offer a fixed price to our clients, there is a risk that we could underestimate our costs to perform such work and thus complete any given project at a loss. If we were to be exposed to sudden cost volatility and our costs to complete printing, design and editing were to rise sharply, there is no assurance we could obtain additional project funds from our clients. We generally do not require extended periods of time to execute our contracts and believe cost volatility is an acceptable business risk.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITIES

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

Dated:  August 12, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director