Form 10QSB
period 2004-09-30
PACIFIC ALLIANCE VENTURES LTD
filed 2004-11-15
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

9,905,100 common shares as at September 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2004

Statement of Operations for the period ended September 30, 2004

Statement of Stockholders' Equity for the period ended September 30, 2004

Statements of Cash Flows for the period ended September 30, 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS
Current Assets
Cash	$ 114,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Taxes payable	$ 428
Stockholders' Equity
Common stock, par value $.001, authorized 100,000,000
shares; issued and outstanding 9,905,100 shares	9,905
Additional paid-in capital	87,018
Retained earnings	17,755
114,678
Stock subscriptions receivable	(416)
114,262
$ 114,690

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF OPERATIONS

 For the Three and Nine Months Ended September 30, 2004

 (Unaudited)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues, marketing income	$ -	$ 33,800
Expenses
Professional services	4,913	11,249
Salaries	3,000	9,000
Tax and licenses	1,075	1,781
Creative design		4,456
Copy writing		20,000
Office expense	830	830
Other	50	82
Net loss	$ (9,868)	$ (13,598)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Weighted average number of common shares
outstanding	9,905,100	9,905,100

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF STOCKHOLDERS' EQUITY

 For the Nine Months Ended September 30, 2004

 (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Total Stockholders' Equity

Balances, December 31, 2003	$ 9,905,100	$ 9,905	$ 87,018	$ 31,353	$ (5,000)	$ 123,276
Cash received on subscribed common
stock					4,584	4,584
Net loss				(13,598)		(13,598)
Balances, September 30, 2004	$ 9,905,100	$ 9,905	$ 87,018	$ 17,755	$ (416)	$ 114,262

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

(Unaudited)

Cash Flows From Operating Activities
Net loss	$ (13,598)
Adjustment to reconcile net loss to net cash from operating activities
Decrease in taxes payable	(6,689)
Cash flows from operating activities	(20,287)
Cash Flows From Financing Activity
Cash received on subscribed common stock	4,584
Net change in cash	(15,703)
Cash at the beginning of the period	130,393
Cash at the end of the period	$ 114,690
Cash paid for income taxes	$ 8,117

See Notes to Financial Statements

4

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Pacific Alliance Ventures Ltd. ("the Company") was formed October 20, 2003, and is a marketing and advertising service provider.  The Company designs marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.

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

Earnings per Share

Basic income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  There were no potentially dilutive securities during the six month period ended September 30, 2004.

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

5

PLAN OF OPERATIONS

Our current working capital of approximately $114,000 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Dated:  November 5, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director