Form 10KSB
period 2004-12-31
PACIFIC ALLIANCE VENTURES LTD
filed 2005-03-31
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  0-50608

PACIFIC ALLIANCE VENTURES LTD.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite C102, 10000 North 31st Avenue

Phoenix, Arizona   85051   USA

(Address of principal executive offices)

(602)252-4477

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

The Issuer's revenues for its fiscal year ended December 31, 2004 were $33,800.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 on December 31, 2004 on the OTC Bulletin Board.  As of that date, the Registrant's shares had not yet traded.

On December 31, 2004, the number of shares outstanding of the registrant's Common Stock was 19,810,200

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

We were incorporated on October 20, 2003 under the laws of the State of Nevada to initiate our business as a marketing, advertising and publishing company.

We have not been involved in any bankruptcy, receivership or similar proceedings.  We have not engaged in any other material re-classification, merger, consolidation or purchase or sale of significant assets not in the ordinary course of business.  Our company has a December 31 fiscal year end.

Our Principal Products and Their Markets

We are a marketing and advertising service provider.  Primarily, we design marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.  Since marketing and advertising is an extensive business across many business sectors, we have focused our niche primarily in direct target marketing.

We conduct our operational business through our offices in Phoenix, Arizona.  Our C.F.O. and Secretary is located in Vancouver, British Columbia and our regulatory and corporate affairs are handled in that office.  We intend to gradually increase our availability to corporate clients across North America in part through increased internet exposure as well as through traditional sales calls.  We work with a number of freelance designers, writers, and editors which enables us to react to customer demands without the need to incur large fixed overhead costs.  Thus, our day-to-day costs of business are minimal and we are able to quickly expand our operations if we are engaged by larger clients.  We do not currently have an operating website or Internet presence although we intend to develop an Internet website in the future as our cash resources permit.

We make and receive direct sales calls in our Phoenix office.  We design marketing and branding campaigns in conjunction with our clients and rely in part on our ability to custom-design marketing solutions in response to client’s needs to help us secure additional business.  We have sufficient funding for our current needs and will consider expansion through the acquisition of similar companies in cash or stock transactions.

We might be considered a "publisher" to the extent that we create and coordinate the production and distribution of marketing and advertising materials.  However, we do not publish any periodicals, magazines, books, newsletters or other for-fee publications.

Much of the publishing we will do will be for direct target marketing.  Direct target marketing is an industry that delivers advertisements to persons who are statistically likely to have an interest in particular products or services. As an example, regular readers of an automotive magazine are more likely to be interested in purchasing automotive products and services than the readers of a gardening magazine.  Subscribers of the automotive magazine are known to have an interest in automobiles by their subscription to an automotive magazine.  Those subscriber lists can be rented from list rental agencies to advertisers wanting to send advertisements to those same automotive magazine readers. The direct marketing industry is based on this premise, and as a company we rent applicable lists of targeted consumers who are reasonably expected to show a heightened interest in whatever product or service our client is offering.

We work with a number of freelance designers, writers and editors which enables us to react to customer demands without the need to incur large fixed overhead costs. Our objective is to minimize our day-to-day costs while retaining the ability to quickly expand our operations if we are engaged by larger clients. We have not entered into formal agreements with these subcontractors thus there is no assurance that they will be available to work with us in the future.

Our CEO, Velda King, makes and receives direct sales calls in our Phoenix office.  We design marketing and branding campaigns in conjunction with our clients and rely in part on our ability to custom-design marketing solutions in response to client’s needs to help us secure additional business.  We have sufficient funding for our current needs and will consider expansion through the acquisition of similar companies in cash or stock transactions.

Our primary goal is to strengthen our position as a regional marketing and advertising service provider and to become a national service provider.  We believe that by maintaining our “hands-on” custom-designed marketing solutions, our plans for growth are realistic.

Distribution Methods of Our Products and Services.

Our office in Phoenix is sufficient to support our current levels of business activity, and can support increased levels of activity.  Ultimately, we plan to build and maintain an internet presence as a method of introducing our marketing services to wider geographical areas at minimal cost.

After consultations with our clients, we produce mock-ups of intended advertising material.  The freelance writers, designers, and editors who we work with create complete advertisements or marketing packages that are then printed in whatever quantity our client requests.  We then work with data management companies and list rental agencies to gain access to groups of individuals who have expressed interest in products or services similar to those offered by our clients.   Finally, the advertisement is sent via U.S. Mail.

Status of Any Publicly Announced New Product or Service.

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition.

Marketing and advertising is a mature, wide-ranging business.  As such, we face extensive competition that is difficult to quantify.  We have hundreds or thousands of competitors.  There are few barriers for others to enter the marketing and advertising industry.  Our competitive position within our industry is determined by our ability to provide responsive marketing campaigns to our client’s satisfaction.  The unique intellectual approach we use in any given advertising campaign is the determining factor of our competitive stature.  In order to retain our clients' trust and grow our client list, we will have to develop creative advertising campaigns on a continual basis.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Since we provide intellectual services and concepts, we directly receive no raw materials.  We do engage various sub-contractors in the U.S. to provide services such as design and editing.  We also engage commercial printers who provide paper and printing services.  Freelance writers, editors and designers are extensively available and we have no need to rely on exclusive agreements.  Commercial printers are also available for hire extensively across the U.S. at competitive rates and we do not intend to rely on any single subcontractor.  Management believes we enhance our competitiveness by not relying on single source subcontractors.

Dependence on One or a Few Major Customers.

To date, most of our revenue has been derived from one customer and one marketing and advertising contract.  We have no way of knowing whether our initial customer will require future marketing and advertising services from our company.  We are currently processing additional contracts which we will complete in 2005.  Our latest contracts are for the provision of creative and art and design work.  We are also sourcing new advertising and marketing work to build out our work in progress inventory for 2005.  Although there can be no assurance of future contracts, we have no reason to believe we will not be able to continue to secure additional work.  At this early stage in our development, we may rely on only one or two major clients at any time.  Over the course of a calendar year, this may result in our company serving only five or six major clients and a few less significant clients.  Our intent is to expand our annual business to 15-20 major clients as we expand our sales efforts.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Our company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.  Depending upon the particular needs and demands of our clients, we may from time to time own the copyrights to the intellectual material we produce.  In this regard, our services can be protected from infringement by others and remain our exclusive property.

Need for any government approval of principal products or services

The marketing and advertising industries are governed by various state and federal laws.  We operate within all applicable laws.  There are no specific approvals which we require from any government or official agency with regard to our business of marketing.

Effect of existing or probable governmental regulations on our business.

Management is unaware of any existing or probable government regulations which would have a positive or negative impact on our company's business.

Estimate of the amount spent during each of the last two fiscal years on research and development activities.

We have not expended any funds on research and development activities and do not expect to do so in the foreseeable future.

Costs and effects of compliance with environmental laws (federal, state and local).

We are not subject to compliance with any local, state or federal environmental laws.

Number of total employees and number of full time employees.

We currently have two part time employees.  Our C.F.O. and Secretary, Mr. Gerald Tuskey, works for our company on a part time basis.  He devotes approximately 10 hours per month to our business and concentrates on administrative matters and regulatory requirements.  Mr. Tuskey does not participate in the creation or production of client’s marketing and advertising programs.  Our C.E.O., Ms. Velda King, also works for our company on a part time basis but her workload will fluctuate and is effectively a full time job when large job orders are received.  Ms. King initiates and accepts sales calls and processes and coordinates all the sub contractors and freelance consultants required to fulfill our client’s needs.  She also provides creative themes, suggestions and guidance towards the fulfillment of marketing and advertising material, helping turn client’s ideas into workable advertisements.  Our company relies upon Ms. King’s expertise to such a large extent that our business would face a substantial risk should we lose her services.  On a day to day basis, Ms. King tries to locate new clients and manage existing clients.  Ms. King is not party to an employment agreement.

Item 2.  Description of Property

Office Premises

We operate from our offices at Suite C102, 10000 North 31st Avenue, Phoenix, Arizona  85051.  Space is currently provided on a rent free basis by Velda King who is the President and Chief Executive Officer of our company.  Ms. King is not currently accruing rent.  This policy will be re-evaluated at the end of our first full fiscal year.  We are not a party to any lease.  It is anticipated that this arrangement will remain until we are able to generate significant revenue from operations and require additional space for warehousing or new employees.  Management believes that our current office space will meet our needs for the next 24 months.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Issuer's shares are quoted and listed for trading on the OTC.BB under symbol "PALV".  The Issuer is fully reporting.

There are an undetermined number of shareholders holding our issued common shares.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 on December 31, 2004 on the OTC Bulletin Board.  As of that date, the Registrant's shares had not yet traded.  There are no options and warrants to purchase additional common shares of the Issuer.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future.  Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

Item 6.  Plan of Operation

Our current working capital of approximately $110,000 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Item 7.  Financial Statements

The audited financial statements for Pacific Alliance Ventures Ltd. for the year ending December 31, 2004 are included as part of this Form 10-KSB following the signature page of this Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation in October 20, 2003.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position
Velda King	56	President, C.E.O. and Director
Gerald R. Tuskey	44	C.F.O., Secretary, Treasurer and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Our officers serve at the will of the Board of Directors.  There are no other family relationships between any of our executive officers and directors.

Resumes

Velda King

Ms. King was appointed as a director and officer of our company on October 20, 2003.  Ms. King is an experienced publishing and marketing executive with a background in accounting and finance.  From 1982 - 1990, Ms. King was General Manager for Research Publications, Inc.  Ms. King was specifically focused on the accounting and marketing needs of clients.  From 1990 - current, Ms. King has been the owner and C.E.O. of Publishers Management Corp., a niche marketing and publishing company.  Publishers Management Corp. provides administrative and operations assistance to small, independent publishers and writers, including order processing and fulfillment, accounting and administration of printing and distribution.  Ms. King does not serve a director or officer of any public or reporting companies.

Gerald R. Tuskey

Mr. Tuskey was appointed as a director and officer of our company on October 20, 2003.  For the past 11 years, Mr. Tuskey has worked as a self-employed corporate/securities lawyer based in Vancouver, British Columbia.  Mr. Tuskey has 18 years experience in providing securities and corporate law counsel to a wide variety of domestic and international publicly traded clients.  Mr. Tuskey is a former director and corporate secretary of Arawak Energy Corporation (formerly A&B Geoscience Corporation) which is a publicly listed oil and gas exploration and development company with concession interests in the Republic of Azerbaijan.  Mr. Tuskey was a director of Arawak Energy Corporation from 1993 to 2002.  Mr. Tuskey takes primary responsibility for our company's capital structuring, financing activities and corporate and regulatory filings and compliance.

Item 10.  Executive Compensation

Management of our company earns the compensation set out in the following Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Velda King President, C.E.O. and Director	2003 2004	$0.00 $12,000	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2003 2004	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2004 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gerald R. Tuskey Director Suite 1000, 409 Granville Street Vancouver, B.C. V6C 1T2	500,000 shares Direct Ownership	5.05%
Common	Lynwood S. Bell 3000 The Technology Campus P.O. Box 213 Anguilla, B.W.I.	500,000 shares Direct Ownership	5.05%
Common	Nicholas W. Baxter 782 South Seventh Street Central Milton Keynes Buckinghamshire MK9 2PT U.K.	1,500,000 shares Direct Ownership	15.14%

Common	Gillian M. Dougans 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Graham Crabtree 294 Heywood House Anguilla, B.W.I.	500,000 shares Direct Ownership	5.05%
Common	Cody Bateman Suite 504 7831 Westminster Hwy. Richmond, B.C. V6X 4J4	500,000 shares Direct Ownership	5.05%
Common	Melanie Bell #1 Smithfield Manor, 5 Riddells Bay Road Warwick WK04 Bermuda	750,000 shares Direct Ownership	7.57%
Common	Chris Bunka 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Sean Jordan Suite 1, 1909 Queen Street East Toronto, Ontario M4L 1H3	750,000 shares Direct Ownership	7.57%
Common	Kevin Bell 1160 - 20th Avenue Prince Georgia, B.C.	750,000 shares Direct Ownership	7.57%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.57%
Common	Velda King Director Suite C102 10000 N. 31st Avenue Phoenix, Arizona 85051	10,000 shares Direct Ownership	0.10%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.57%
Common	Ryan Bateman 2 Tablerock Avenue Pembroke, Bermuda HM04	750,000 shares Direct Ownership	7.57%

Common	Management as a Group including all executive officers (2) and directors (2)	510,000 shares Direct Ownership	5.15%

The balance of our outstanding common stock is held by 44 persons, none of whom hold 5% or more of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control.  We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions

Our company has not entered into any related party transactions.

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50608) filed on February 27, 2004 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50608) on February 27, 2004 incorporated herein by reference.
13.1	Form 10QSB for the Period ended March 31, 2004, filed on May 17, 2004, incorporated herein by reference.
13.2	Form 10QSB for the Period ended June 30, 2004, filed on August 13, 2004, incorporated herein by reference.
13.3	Form 10QSB for the Period ended September 30, 2004, filed on November 15, 2004, incorporated herein by reference.
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32.1	Section 906 Certification

(B)

Reports on Form 8-K

The Issuer did not file any Form 8 K's during the year ended December 31, 2004.

Item 14.  Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ALLIANCE VENTURES LTD.

Dated:  March 30, 2005

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

Chief Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald R. Tuskey

Gerald R. Tuskey, C.F.O., Secretary and Director

March 30, 2005

Date

PACIFIC ALLIANCE VENTURES LTD. FINANCIAL REPORT DECEMBER 31, 2004

C  O  N  T  E  N  T  S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

1

FINANCIAL STATEMENTS

BALANCE SHEET

2

STATEMENTS OF OPERATIONS

3

STATEMENTS OF STOCKHOLDERS' EQUITY

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENTS

6 - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Alliance Ventures Ltd.

Vancouver, British Columbia

We have audited the accompanying balance sheet of Pacific Alliance Ventures Ltd. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and for the period from October 20, 2003, (inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Alliance Ventures Ltd. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, and for the period from October 20, 2003, (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC

March 9, 2005

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

December 31, 2004

ASSETS
Current Assets
Cash	$ 106,010
Income tax receivable	4,214
$ 110,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ -
Stockholders' Equity
Common stock, par value $.0005, authorized 100,000,000
shares; issued and outstanding 19,810,200 shares	9,905
Additional paid-in capital	87,018
Retained earnings	13,301
$ 110,224

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004, and for the Period from
October 20, 2003 (Inception) to December 31, 2003

	2004	2003
Revenue
Marketing income	$ 33,800	$ 217,500
Expenses
General and administrative	35,037	4,030
Copy writing	20,000
Coordination fee		175,000
	55,037	179,030
Income (loss) before income tax benefit (expense)	(21,237)	38,470
Income tax benefit (expense)	3,185	(7,117)
Net income (loss)	$ (18,052)	$ 31,353
Net income (loss) per common share
(basic and fully diluted)	$ (0.00)	$ 0.00
Weighted average number of common shares outstanding	19,810,200	19,810,200

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2004, and for the Period from
October 20, 2003 (Inception) to December 31, 2003

			Additional Paid-in Capital	Retained Earnings	Stock Subscriptions Receivable	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balances, October 20, 2003	-	$ -	$ -	$ -	$ -	$ -
Issuance of common stock for cash	18,810,200	9,405	82,518			91,923
Issuance of common stock not paid
for by December 31, 2003	1,000,000	500	4,500		(5,000)
Net income				31,353		31,353
Balances, December 31, 2003	19,810,200	9,905	87,018	31,353	(5,000)	123,276
Collection of stock subscription					5,000	5,000
Net loss				(18,052)		(18,052)
Balances, December 31, 2004	19,810,200	$ 9,905	$ 87,018	$ 13,301	$ -	$ 110,224

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004, and for the Period from
October 20, 2003 (Inception) to December 31, 2003

	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$ (18,052)	$ 31,353
Adjustment to reconcile net income (loss) to net cash
from operating activities
Increase in income tax receivable	(4,214)
Increase (decrease) in taxes payable	(7,117)	7,117
Cash flows from operating activities	(29,383)	38,470
Cash Flows From Financing Activities
Issuance of common stock		91,923
Collection of stock subscription	5,000
Cash flows from financing activities	5,000	91,923
Net change in cash	(24,383)	130,393
Cash, beginning of period	130,393
Cash, end of period	$ 106,010	$ 130,393
Cash paid for income taxes	$ 6,800	$ -

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Pacific Alliance Ventures Ltd. ("the Company") is a marketing and advertising service provider.  The Company designs marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.

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

Cash

Cash includes cash balances held at a bank.  The Company, on occasion, has cash balances in excess of insured limits.

No cash payments for interest were made during 2004 or 2003.

Revenue Recognition

Since marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  Any costs incurred on agreements in process are deferred until the agreement is complete.  Also, any advance payments from customers are deferred until the agreement is complete.  Completion of marketing service agreements occurs when the customer has approved and accepted the advertising materials.

All revenue in 2004 and 2003 was from one customer.

Advertising Costs

Advertising costs will be expensed as incurred.  No advertising expense has been incurred since inception.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Earnings per Share

Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  On February 21, 2005, the Board of Directors approved a 2 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis.  The earnings per share for the year ended December 31, 2004, and the period from October 20, 2003, (inception) to December 31, 2003, have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  There were no dilutive securities outstanding during the year ended December 31, 2004, or the period from October 20, 2003, (inception) to December 31, 2003.

Comprehensive Income

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Stock-Based Compensation

The Company has no stock-based compensation arrangements.  Should it enter these types of arrangements, the Company intends to follow the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  Compensation cost for stock options granted to non-employees will be measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted.  This compensation cost will be recognized ratably over the vesting period.  This policy will change with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, which is discussed in more detail under New Accounting Standards.

Segment Reporting

Management considers the Company to operate in only one business segment.  Accordingly, any disclosures required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

Fair Value of Financial Instruments

Financial instruments consist of cash.  Due to the liquid nature of cash, the fair value of cash balances approximates the carrying amounts.

New Accounting Standards

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005.  This Statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from the estimates that were used.