Form 10QSB
period 2005-03-31
PACIFIC ALLIANCE VENTURES LTD
filed 2005-05-13
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission file Number:  0-50608

PACIFIC ALLIANCE VENTURES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite C102, 10000 North 31st Avenue

Phoenix, Arizona   85051   USA

(Address of principal executive offices)

(602)252-4477

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:      19,810,200 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2005

Statement of Operations for the three months ended March 31, 2005 and 2004

Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$ 140,043
Income tax receivable	4,214
Total current assets	$ 144,257
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,399
Stockholders' Equity
Common stock, par value $.0005, authorized 100,000,000
shares; issued and outstanding 19,810,200 shares	9,905
Additional paid-in capital	124,486
Retained earnings	3,467
137,858
$ 144,257

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Revenues
Marketing income, related party	$ 26,000	$ -
Expenses
Copywriting	24,700
Professional services	6,922	6,392
Salaries	3,000	3,000
Other	1,212	473
	35,834	9,865
Net loss	$ (9,834)	$ (9,865)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	19,810,200	19,810,200

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$ (9,834)	$ (9,865)
Adjustment to reconcile net loss to net cash from
operating activities
Increase in accounts payable	6,399
Decrease in taxes payable		(6,468)
Cash flows from operating activities	(3,435)	(16,333)
Cash Flows from Financing Activity
Cash received on common stock subscription	37,468	4,664
Net change in cash	34,033	(11,669)
Cash at the beginning of the period	106,010	130,393
Cash at the end of the period	$ 140,043	$ 118,724
Cash paid for income taxes	$ 0	$ 8,117

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2004.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim period presented.

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

All revenue in the quarter ended March 31, 2005, was from one customer, a company owned in part by an officer and director of the Company.

Earnings per Share

Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  On February 21, 2005, the Board of Directors approved a 2-for-1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Earnings per share for all periods presented have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities during the periods ended March 31, 2005 and 2004.

Comprehensive Income

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income."

Stock-Based Compensation

The Company has no stock-based compensation arrangements.  Should it enter into these types of arrangements, the Company intends to follow the recognition and measurement principles of APB Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations.  Compensation cost for stock options granted to non-employees will be measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option.  This compensation cost will be recognized ratably over the vesting period.  This accounting policy will change with the adoption of SFAS No. 123(R), which will be effective beginning with the first interim reporting period after 2005.

Note 2.  Subsequent Event

In April 2005, the Company accepted subscription agreements for the purchase of 254,935 shares of the Company's stock for cash consideration of $127,468, of which $37,468 was received in March 2005 and was recorded as additional paid-in capital.

PLAN OF OPERATIONS

Our current working capital of approximately $137,858 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of shareholders, by consent resolutions dated March 31, 2005 of shareholders representing 55.53% of the issued and outstanding common shares of the Issuer, the shareholders increased the Issuer’s board of directors to three members and Gerald R. Tuskey, Velda King and Nicholas W. Baxter were appointed directors of the Issuer until the next annual general meeting of the Issuer’s shareholders.  The shareholders also re-appointed the firm of Peterson Sullivan, P.L.L.C. of Seattle, Washington, as its independent accountants for the fiscal year 2005/2006 and also approved the Issuer’s audited financial statements for the year ending December 31, 2004.

Item 5

OTHER INFORMATION

By directors’ consent resolutions dated February 8, 2005, the Issuer forward split its 9,905,100 issued and outstanding common shares on a one for two basis, resulting in the Issuer having 19,810,200 issued and outstanding common shares which went effective on February 21, 2005.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

Section 906 Certification

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ALLIANCE VENTURES LTD.

Dated:  May 10, 2005

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director