Form 10QSB
period 2005-06-30
PACIFIC ALLIANCE VENTURES LTD
filed 2005-08-12
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission file Number:  0-50608

PACIFIC ALLIANCE VENTURES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite C102, 10000 North 31st Avenue

Phoenix, Arizona   85051   USA

(Address of principal executive offices)

(602) 252-4477

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,065,135 common shares common shares as at June 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2005

Statement of Operations for the three and six months ended June 30, 2005 and 2004

Statement of Stockholders’ Equity for the six months ended June 30, 2005

Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

June 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$ 220,654
Income tax receivable	4,214
Total current assets	$ 224,868
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 77
Stockholders' Equity
Common stock, par value $.0005, authorized 100,000,000
shares; issued and outstanding 20,065,135 shares	10,033
Additional paid-in capital	214,358
Retained earnings	400
224,791
$ 224,868

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues
Marketing income	$ 26,200	$ 33,800	$ 52,200	$ 33,800
Expenses
Copywriting	20,000	20,000	44,700	20,000
Professional services	4,444	4,942	11,366	11,334
Salaries	3,000	3,000	6,000	6,000
Other	1,823	265	3,035	738
	29,267	28,207	65,101	38,072
Net income (loss)	$ (3,067)	$ 5,593	$ (12,901)	$ (4,272)
Basic and diluted net income (loss) per common share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	20,053,929	19,810,200	19,932,738	19,810,200

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balances, December 31, 2004	19,810,200	$ 9,905	$ 87,018	$ 13,301	$ 110,224
Common stock issued for cash	254,935	128	127,340		127,468
Net loss for the period				(12,901)	(12,901)
Balances, June 30, 2005	20,065,135	$ 10,033	$ 214,358	$ 400	$ 224,791

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$ (12,901)	$ (4,272)
Adjustment to reconcile net loss to net cash from
operating activities
Increase in accounts payable	77
Decrease in taxes payable		(6,552)
Cash flows from operating activities	(12,824)	(10,824)
Cash Flows from Financing Activity
Cash received on common stock subscription	127,468	4,584
Net change in cash	114,644	(6,240)
Cash at the beginning of the period	106,010	130,393
Cash at the end of the period	$ 220,654	$ 124,153
Cash paid for income taxes	$ 0	$ 8,117

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

All revenue in the six months ended June 30, 2005, was from two customers, one of which is a company owned in part by an officer and director of the Company.

Earnings per Share

Basic income (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  On February 21, 2005, the Board of Directors approved a 2-for-1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Earnings per share for all periods presented have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities during the periods ended June 30, 2005 and 2004.

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

PLAN OF OPERATIONS

Our current working capital of approximately $224,791 is sufficient to fund the continuing operations and expansion of our business for the next 12 months.  It is also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

On April 5, 2005, the Issuer issued 254,935 common shares at $0.50 per share to nine (9) subscribers.  254,935 of these shares were issued under Regulation S.  None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.  Proceeds of this offering are available for asset or business acquisitions and general working capital.

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

Section 906 Certification

(b)

Reports on Form 8-K

The Issuer filed a Form 8-K on April 25, 2005 with respect to the appointment of a new director and the closing of a private placement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ALLIANCE VENTURES LTD.

Dated:  August 11, 2005

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director