Form 10QSB
period 2005-09-30
PACIFIC ALLIANCE VENTURES LTD
filed 2005-11-14
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

  20,065,135 common shares as at November 10, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one):  Yes [  ]    No [ X ]

PACIFIC ALLIANCE VENTURES LTD.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2005

Statement of Operations for the three and nine months ended September 30, 2005 and 2004

Statement of Stockholders’ Equity for the nine months ended September 30, 2005

Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Financial Statements

Item 2

Management Discussion and Analysis

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

PACIFIC ALLIANCE VENTURES LTD.

BALANCE SHEET

September 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$ 216,443
Total current assets	$ 216,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 28
Stockholders' Equity
Common stock, par value $.0005, authorized 100,000,000
shares; issued and outstanding 20,065,135 shares	10,032
Additional paid-in capital	214,358
Retained deficit	(7,975)
216,415
$ 216,443

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues
Marketing income	$ 7,500	$ -	$ 59,700	$ 33,800
Interest income	153		153
	7,653	-	59,853	33,800
Expenses
Copywriting	-	-	44,700	20,000
Professional services	11,089	4,913	22,455	11,249
Salaries	3,000	3,000	9,000	9,000
Other	1,947	1,955	4,974	7,149
	16,036	9,868	81,129	47,398
Net loss	$ (8,383)	$ (9,868)	$ (21,276)	$ (13,598)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	20,065,135	19,810,200	19,977,355	19,810,200

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balances, December 31, 2004	19,810,200	$ 9,905	$ 87,018	$ 13,301	$ 110,224
Common stock issued for cash	254,935	127	127,340		127,467
Net loss for the period				(21,276)	(21,276)
Balances, September 30, 2005	20,065,135	$ 10,032	$ 214,358	$ (7,975)	$ 216,415

See Notes to Financial Statements

PACIFIC ALLIANCE VENTURES LTD.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$ (21,276)	$ (13,598)
Adjustment to reconcile net loss to net cash flows from
operating activities
Decrease in receivables	3,185
Decrease in prepaids	1,029
Increase in accounts payable	28
Decrease in taxes payable		(6,689)
Cash flows from operating activities	(17,034)	(20,287)
Cash Flows from Financing Activity
Cash received on common stock subscription	127,467	4,584
Net change in cash	110,433	(15,703)
Cash at the beginning of the period	106,010	130,393
Cash at the end of the period	$ 216,443	$ 114,690
Cash paid for income taxes	$ 50	$ 8,117

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

See Notes to Financial Statements

All revenue in the nine months ended September 30, 2005, was from two customers, one of which is a company owned in part by an officer and director of the Company.

Earnings per Share

Basic income (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  On February 21, 2005, the Board of Directors approved a 2-for-1 split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.  Earnings per share for all periods presented have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities during the periods ended September 30, 2005 and 2004.

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

MANAGEMENT DISCUSSION AND ANALYSIS

The following Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, as described below.  Pacific Alliance Ventures Ltd. (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I – Item 1 of this Quarterly report, and the audited financial statements and notes thereto and the Management Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We are a Nevada corporation incorporated on October 20, 2003.  We are in the publishing and marketing business.  We do not conduct research or development but sub-contract all actual production.  Our primary target is mid-sized companies trying to build brand, product and/or service recognition for their product, services and companies.  These mid-sized companies are large enough to be able to fund significant marketing efforts, yet small enough to be aware that they need to differentiate themselves from their competitors in order to excel in their particular market sectors.  Because of our limited human resources, we are not able to focus on any single industry and must accept clients from all industries.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all detailed note disclosures, have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policy to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition

Revenue recognition:

The Company generates all of its revenue from marketing and advertising sales.  All significant marketing projects commence when a sizable deposit has been made by the client.  We do not incur significant external expenses, nor do we contractually expose ourselves to significant external expenses with subcontractors, until such time as performance payments from our clients are received.  We expect each contract to approximate the following schedule: a progress payment of 10% received at signing of contract; another progress payment of 30% received when the intellectual advertising material has been created and accepted by the client; another progress payment of 30% received before printing and production; and a final progress payment of 30% received before delivery to the U.S. Post Office.  Accordingly, we generally are not exposed to significant cash flow risks.

As marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  We record revenue when it is actually received.  Expenses such as printing and postage are not incurred until our client has submitted progress payments to cover such expenses.  Revenue received is not refundable to the client and we do not make performance claims that could expose us to future liabilities.

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

RESULTS OF OPERATIONS

Revenue

Revenue was $7,500 for the quarter ended September 30, 2005.  We had no revenue during the same period in 2004.  Our business is still developing and is project based.  Our revenues may vary greatly from quarter to quarter and year to year.  Management of our company is continually sourcing new business, however, we have not yet embarked on a marketing program which could drive more business to our company.  Until we have engaged an aggressive marketing program, it is likely that we will have considerable variations in our revenue and business from quarter to quarter and year to year.

General and Administrative Expenses

General and administrative expenses consist primarily of salary for our Chief Executive Officer, legal and professional fees and other general corporate and office expenses.  General and administrative expenses including taxes and licenses, professional services and salaries were $16,036 for the quarter ended September 30, 2005.  General and administrative expenses for the same period in 2004 were $9,868.  Professional services accounted for most of the increase in general and administrative costs over the comparable period from 2004.

Product Research and Development

Management is re-evaluating our current business plan to design a strategy for maximizing our long term growth.  To date, most of our business has occurred through word of mouth and referrals from past clients.  Management is considering employing some of our cash reserves to start marketing our company in new regional markets in the United States.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next 12 months.  We intend to continue sub-contracting all of our actual production over the next 12 months.

Employees

We will continue to employ our Chief Executive Officer for the next 12 months.  We do not expect any material changes in the number of employees over the next 12 months.  We do and will continue to outsource contract employment as needed.

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting.  The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business.  These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements.  These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures.  The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)

Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

Section 906 Certification

(b)

Reports on Form 8-K

The Issuer did not file any Form 8-K’s during the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ALLIANCE VENTURES LTD.

Dated:  November 10, 2005

Per:

/s/Gerald R Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director