Form 10KSB
EURASIA ENERGY LTD
filed 2006-03-30
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  0-50608

EURASIA ENERGY LIMITED

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Downiehills, Blackhills, Peterhead

Aberdeenshire, AB42 3LB, U.K. Scotland

(Address of principal executive offices)

+44 (0)7881-814431

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

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended December 31, 2005 were $64,650.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

Note:

If determining whether a person is an affiliate will involve an unreasonable effort and expense, the Issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions if the assumptions are stated.

20,065,135 common shares @ $2.50 (1) = $50,162,837

(1)  Closing price on March 14, 2006 was $2.50.

On December 31, 2005, the number of shares outstanding of the registrant's Common Stock was 20,065,135.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

We were incorporated on October 20, 2003 under the laws of the State of Nevada to initiate our business as a marketing, advertising and publishing company.  Our company has a December 31 fiscal year end.

We have not been involved in any bankruptcy, receivership or similar proceedings.  We have not engaged in any merger, consolidation or purchase or sale of significant assets not in the ordinary course of business.  In November, 2005, we elected to discontinue our publishing and marketing business to pursue an opportunity in the oil and gas industry which was secured by one of our directors.

Our Principal Products and Their Markets

The following discussion relates to our business operations as they were conducted through the end of fiscal and calendar 2005.  See “Change of Business” at the end of this section on the “Description of Business” for a discussion of our new business direction in fiscal 2006.

In 2005, we were a marketing and advertising service provider.  Primarily, we designed marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.  Since marketing and advertising is an extensive business across many business sectors, we focused our niche primarily in direct target marketing.

In 2005, we conducted our operational business through our offices in Phoenix, Arizona.  Our C.F.O. and Secretary is located in Vancouver, British Columbia and our regulatory and corporate affairs are handled in that office.  We worked with a number of freelance designers, writers, and editors which enabled us to react to customer demands without the need to incur large fixed overhead costs.  Thus, our day-to-day costs of business were minimal and we were able to quickly expand our operations if we were engaged by larger clients.

We made and received direct sales calls in our Phoenix office.  We designed marketing and branding campaigns in conjunction with our clients and relied in part on our ability to custom-design marketing solutions in response to client’s needs to help us secure additional business.

We were considered a "publisher" to the extent that we created and coordinated the production and distribution of marketing and advertising materials.  However, we did not publish any periodicals, magazines, books, newsletters or other for-fee publications.

Much of the publishing we did was for direct target marketing.  Direct target marketing is an industry that delivers advertisements to persons who are statistically likely to have an interest in particular products or services. As an example, regular readers of an automotive magazine are more likely to be interested in purchasing automotive products and services than the readers of a gardening magazine.  Subscribers of the automotive magazine are known to have an interest in automobiles by their subscription to an automotive magazine.  Those subscriber lists can be rented from list rental agencies to advertisers wanting to send advertisements to those same automotive magazine readers.  The direct marketing industry is based on this premise, and as a company we rented applicable lists of targeted consumers who are reasonably expected to show a heightened interest in whatever product or service our client is offering.

Distribution Methods of Our Products and Services.

Our office in Phoenix was sufficient to support our levels of business activity in 2005.  Ultimately, we planned to build and maintain an internet presence as a method of introducing our marketing services to wider geographical areas at minimal cost.

After consultations with our clients, we produced mock-ups of intended advertising material.  The freelance writers, designers, and editors who we worked with created complete advertisements or marketing packages that were then printed in whatever quantity our client requested.  We then worked with data management companies and list rental agencies to gain access to groups of individuals who have expressed interest in products or services similar to those offered by our clients.   Finally, the advertisement is sent via U.S. Mail.

Status of Any Publicly Announced New Product or Service.

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition.

Marketing and advertising is a mature, wide-ranging business.  As such, we faced extensive competition that is difficult to quantify.  We had hundreds or thousands of competitors.  There were few barriers for others to enter the marketing and advertising industry.  Our competitive position within our industry is determined by our ability to provide responsive marketing campaigns to our client’s satisfaction.  The unique intellectual approach we used in any given advertising campaign is the determining factor of our competitive stature.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Since we provided intellectual services and concepts, we directly received no raw materials.  We did engage various sub-contractors in the U.S. to provide services such as design and editing.  We also engaged commercial printers who provided paper and printing services.  Freelance writers, editors and designers are extensively available and we had no need to rely on exclusive agreements.  Commercial printers are also available for hire extensively across the U.S. at competitive rates and we do not intend to rely on any single subcontractor.

Dependence on One or a Few Major Customers.

Most of our revenue was derived from one customer and one marketing and advertising contract.  We have no way of knowing whether our initial customer will require future marketing and advertising services.  We processed and completed additional contracts in 2005.  Our latest contracts were for the provision of creative and art and design work.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Our company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

The marketing and advertising industries are governed by various state and federal laws.  We operated within all applicable laws.  There are no specific approvals which we required from any government or official agency with regard to our business of marketing.

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

In 2005, we had two part time employees.  Our C.F.O. and Secretary, Mr. Gerald Tuskey, works for our company on a part time basis.  He devotes approximately 50 hours per month to our business and concentrates on administrative matters and regulatory requirements.  Mr. Tuskey did not participate in the creation or production of client’s marketing and advertising programs.  In 2005, our C.E.O., Ms. Velda King, worked for our company on a part time basis but her workload fluctuated and was effectively a full time job when large job orders were received.  Ms. King initiated and accepted sales calls and processes and coordinated all the sub contractors and freelance consultants required to fulfill our client’s needs.  She also provided creative themes, suggestions and guidance towards the fulfillment of marketing and advertising material, helping turn client’s ideas into workable advertisements.

Change of our Business

On November 28, 2005, our directors approved a change of our name from “Pacific Alliance Ventures Ltd.” to “Eurasia Energy Limited”.  Also on November 28, 2005, shareholders of our company owning 54.81% of our issued common shares approved the proposed name change by consent resolution.  We filed proxy materials on form Schedule 14C with the U.S. Securities and Exchange Commission disclosing the proposed action to change our name by consent resolution of the majority of shareholders.

We have entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which grants our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the MOU is December 7, 2005.  The Block includes the producing Alat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

Under the terms of the MOU, our company has 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulates that SOCAR will provide our company with all existing data relevant to the Block within 60 days from the effective date of the MOU.

Our Company’s technical team including geologists and petroleum engineering consultants have started a review of the production and exploration data and will assist management in the preparation of a rehabilitation, development and exploration plan for the Block.  This will form the basis of the terms of the ERDPSA.

The opportunity for our company to be considered by SOCAR as a partner for development of the Block is attributable to the efforts of our new President and Chief Executive Officer, Mr. Nicholas W. Baxter.  Mr.

Baxter was appointed a director of our company on March 31, 2005 and was appointed President and C.E.O. on November 28, 2005.  Mr. Baxter is currently a resident of Aberdeenshire, Scotland.  Mr. Baxter has a 20 year career in international resource exploration and development.  Originally trained as a geophysicist, Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975.  Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East.  From 1981 to 1985, Mr. Baxter was a director of Resource Technology plc, a geophysical equipment sales/services company.  Resource Technology plc went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984.  Mr. Baxter was a director of Ocean Marine Technologies Inc. from 1987 to 1990.  Ocean Marine Technologies Inc. was involved in offshore gold exploration and light manufacturing and went public on the Vancouver Stock Exchange in 1986.  From 1986 to 2002, Mr. Baxter was the Chief Operating Officer and a director of A&B Geoscience Corporation (now Arawak Energy Corporation).

In the early 1990’s, Mr. Baxter was among the first western entrepreneurs to establish operations in Azerbaijan following the cessation of Soviet influence in the country.  In 1994, Mr. Baxter negotiated and managed the first marine seismic survey in the Caspian Sea by a western contractor.  This 2D seismic survey was conducted over a Block offshore Turkmenistan using an Azerbaijani vessel provided under an agreement with SOCAR.  Following the successful completion of this marine seismic survey and the development of a good working relationship with SOCAR, Mr. Baxter commenced negotiations on behalf of A&B Geoscience Corporation for exploration and development rights over an onshore oil and gas Block.  These efforts culminated in 1998 with the signing of the first onshore production sharing agreement in Azerbaijan by Commonwealth Gobustan Limited (a subsidiary of A&B Geoscience Corporation) and its partner, Union Texas Petroleum.  In 2002, an international oil trading firm purchased control of a majority interest in A&B Geoscience Corporation (now Arawak Energy Corporation).  Mr. Baxter ceased to be an officer and director of Arawak Energy Corporation in 2003.  Mr. Baxter is an original subscribing shareholder of our company and owns 15% of our currently issued common shares.

The Block includes the producing Alat-Deniz oil and gas field and a string of seven prospective exploration structures trending in a south-easterly direction from the coast to seventy kilometers offshore. Water depths are predominantly up to twenty meters and reach a maximum of fifty meters at the far end of the Block.  The Alat-Deniz field was discovered in 1983 and to date has produced approximately 12.5 million barrels of oil and 1 billion cubic meters of gas.  SOCAR estimates recent production to be approximately 750 barrels of oil and 100,000 cubic meters of gas per day from 14 wells, and remaining recoverable reserves from the Alat-Deniz field of 15 million barrels of oil and 1 billion cubic meters of gas.  The main producing horizon is at 3,700-4,500 meters depth.  Available data includes low density Soviet-era seismic over the entire Block and well data from the Alat-Deniz field and several other structures.  In addition there is modern seismic and well data in onshore and offshore areas proximal to the Block that may be used for interpolation.

Notable offshore projects in Azerbaijan include the Azeri-Chirag-Guneshli field estimated to hold reserves in excess of 5 billion barrels of oil, and the Shah Deniz field estimated to contain more than 400 billion cubic metres of gas.  Both fields are being developed by consortia headed by BP and include other major international companies including SOCAR, Exxon, Unocal, Devon Energy, Amerada Hess, TPAO, Statoil, Lukoil and Itochu.  Oil and gas will be delivered to world markets by the Baku-Tbilisi-Ceyhan (BTC) export oil pipeline to the port of Ceyhan on Turkey's Mediterranean coast, and the South Caucasus Gas Pipeline (SCP) to Turkey.  In total 17 projects are at various stages of development onshore and offshore Azerbaijan, involving 27 foreign companies from 13 countries.

Our company’s entry into the MOU with SOCAR and change of business did not result in the issuance of any equity or debt securities by our company.  The transaction did not constitute a reverse takeover or “back door listing”.

Item 2.  Description of Property

Office Premises

During our fiscal year ended December 31, 2005, we operated from offices at Suite C102, 10000 North 31st Avenue, Phoenix, Arizona  85051.  That space was provided to our company on a rent free basis by Ms. Velda King, our former President and Chief Executive Officer.  Following our change of business at the end of our 2005 fiscal year, we established new offices for our company.  Our President and Chief Executive Officer, Mr. Nicholas W. Baxter, works from offices at Downiehills, Blackhills, Peterhead, Aberdeenshire, Scotland, U.K.  These are our principal executive offices.  Our C.F.O. and Corporate Secretary, Mr. Gerald R. Tuskey, works from offices at Suite 1000, 409 Granville Street, Vancouver, British Columbia, V6C 1T2.  This office handles our administrative, financial and corporate regulatory functions.  Both offices are being provided to the Company on a rent free basis.  Neither Mr. Baxter nor Mr. Tuskey are accruing rent.  Our company is not a party to any lease.  It is anticipated that our rent free arrangement with our executive officers will remain through our 2006 fiscal year.  This office space meets our needs for at least the next 12 months.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

In lieu of a meeting of shareholders, by consent resolutions dated November 28, 2005 of shareholders representing 54.81% of the issued and outstanding common shares of the Company, the shareholders approved a change of the Company's name from “Pacific Alliance Ventures Ltd.” to “Eurasia Energy Limited” which became effective on January 12, 2006.  The Company has filed proxy materials on form Schedule 14C with the U.S. Securities and Exchange Commission disclosing the action to change the Company’s name by consent resolution of the majority of shareholders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common shares were quoted for trading on the OTC Bulletin Board on December 2, 2004 under the symbol "PALV".  Effective on January 12, 2006, the Company changed its name to “Eurasia Energy Limited” and changed its ticker symbol to “EUEN”.  The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High (Bid)	Low (Ask)
December 31, 2005	$1.25	$0.985
September 30, 2005	$0.70	$0.40
June 30, 2005	$0.70	$0.40
March 31, 2005	$0.70	$0.40
December 31, 2004	$0.70	$0.40
December 2, 2004 (2)	$0.70	$0.15

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on December 2, 2004.

Our common shares are issued in registered form.  Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501   USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.  On December 31, 2005, the shareholders' list of our common shares showed 59 registered shareholders and 20,065,135 shares outstanding.

Recent Sales of Unregistered Securities

In February, 2006, we sold 250,000 units at $3.00 per unit to one (1) subscriber under Regulation S.  Each unit consists of one common share and one warrant to acquire one additional common share of the Company at a price of US$4.00 per share until February 15, 2007.  The subscriber is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering acknowledges that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Equity Compensation Plan Information

As at December 31, 2005, we did not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

Item 6.  Management’s Discussion and Analysis

The following Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Management Discussion and Analysis included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

The following discussion relates to our business operations for the fiscal year ended December 31, 2005.  In November, 2005, we elected to discontinue our publishing and marketing business to pursue an opportunity in the oil and gas industry which was secured by one of our directors.  A complete description of our oil and gas project and objectives appears under “Change of Our Business” at the end of the section “Description of Business”.

We are a Nevada corporation incorporated on October 20, 2003.  In 2005, we operated a publishing and marketing business.  We did not conduct research or development but sub-contract all actual production.  Our primary target was mid-sized companies trying to build brand, product and/or service recognition for their product, services and companies.  These mid-sized companies are large enough to be able to fund significant marketing efforts, yet small enough to be aware that they need to differentiate themselves from their competitors in order to excel in their particular market sectors.  Because of our limited human resources, we were not able to focus on any single industry and accepted clients from all industries.

Because of the size and evolution of our clients, they usually did not have more than one person in their own companies devoted to marketing and promotions.  They are aware of their marketing needs, but not able to fulfill those needs internally.  This is different from larger companies that frequently are capable of designing and fulfilling their marketing and advertising requirements in-house; or smaller companies that are not sufficiently large to develop the budgets required for effective direct marketing campaigns.

Thus, our services fit a real need for marketing expertise.  Our attention to detail and custom-designed advertising programs were generally beyond the capabilities of any of our client’s to perform in-house.

Our potential clients could exist in any business sector that relies on an appeal to individual retail customers or end-users of a product or service, or in any business that wishes to improve their public image or build their brand awareness in their particular marketplace.  For this reason, our clients could span virtually all business sectors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements and have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policy to be both those most important to the portrayal of our financial condition and requires the most subjective judgment:

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

RESULTS OF OPERATIONS

The following discussion on our results of operations relate to our discontinued marketing and advertising business and accordingly are not reflected in the accompanying audited financial statements.  See also Note 1 of our audited financial statements.

Revenue

Revenue was $4,950 for the quarter ended December 31, 2005 and $64,803 for the fiscal year ended December 31, 2005.  We had $0 in revenue during the fourth quarter in 2004 and $33,800 in revenue for the fiscal year ended December 31, 2004.  In 2005, our business was still developing and was project based.  Our revenues may vary greatly from quarter to quarter and year to year.  Management of our company is continually sourcing new business, however, we have not yet embarked on a marketing program which could drive more business to our company.  Until we have engaged an aggressive marketing program, it is likely that we will have considerable variations in our revenue and business from quarter to quarter and year to year.

General and Administrative Expenses

General and administrative expenses consist primarily of salary for our Chief Executive Officer, legal and professional fees and other general corporate and office expenses.  General and administrative expenses including taxes and licenses, professional services and salaries were $6,041 for the quarter ended December 31, 2005 and $87,170 for the fiscal year ended December 31, 2005.  General and administrative expenses for the fourth quarter in 2004 were $7,639 and for the year ended December 31, 2004 were $55,037.  Professional services accounted for most of the increase in general and administrative costs over the comparable period from 2004.

Product Research and Development

In 2005, most of our business occurred through word of mouth and referrals from past clients.  We discontinued our marketing and advertising business in December, 2005 and will not be conducting product research or development in 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next 12 months.  We intend to continue sub-contracting necessary services over the next 12 months.

Employees

Neither of our executive officers will draw a salary during our 2006 fiscal year.  We do not expect any material changes in the number of employees over the next 12 months.  We do and will continue to outsource contract employment as needed.

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 22, 2006

Balance Sheet as at December 31, 2005

Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

Notes to the Financial Statements

EURASIA ENERGY LIMITED (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) FINANCIAL REPORT DECEMBER 31, 2005

C  O  N  T  E  N  T  S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Page 1 and 2
FINANCIAL STATEMENTS
BALANCE SHEET	3
STATEMENTS OF OPERATIONS	4
STATEMENTS OF STOCKHOLDERS' EQUITY	5
STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.)

Vancouver, British Columbia

We have audited the accompanying balance sheet of Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at December 31, 2005.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 22, 2006

Seattle, Washington

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

BALANCE SHEET

December 31, 2005

ASSETS
Current Assets
Cash	$ 197,327
Accounts receivable, related party	5,000
$ 202,327
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$ 600
Stockholders' Equity
Common stock, par value $.0005, authorized 100,000,000
shares; issued and outstanding 20,065,135 shares	10,033
Additional paid-in capital	214,358
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(13,598)
201,727
$ 202,327

See Notes to Financial Statements

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

	2005	2004	Cumulative During the Exploration Stage
Revenue	$ -	$ -	$ -
Expenses
Travel	8,111		8,111
Consulting	3,030		3,030
General and administrative	2,457		2,457
Loss from continuing operations	(13,598)	-	$ (13,598)
Discontinued operations	(22,367)	(18,052)
Net loss	$ (35,965)	$ (18,052)
Net loss per common share
(basic and fully diluted)
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.00)	$ (0.00)
Weighted average number of common
shares outstanding	19,999,481	19,810,200

See Notes to Financial Statements

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005 and 2004, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

			Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable	Total Stockholders' Equity

	Common Stock
	Shares	Amount
Balances, December 31, 2003	19,810,200	$ 9,905	$ 87,018	$ 31,353	$ -	$ (5,000)	$ 123,276
Collection of stock subscription						5,000	5,000
Net loss				(18,052)			(18,052)
Balances, December 31, 2004	19,810,200	9,905	87,018	13,301	-	-	110,224
Issuance of common stock	254,935	128	127,340				127,468
Net loss				(22,367)	(13,598)		(35,965)
Balances, December 31, 2005	20,065,135	$ 10,033	$ 214,358	$ (9,066)	$ (13,598)	$ -	$ 201,727

See Notes to Financial Statements

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2005

	2005	2004	Cumulative During the Exploration Stage
Cash Flows from Operating Activities
Net loss	$ (35,965)	$ (18,052)	$ (13,598)
Adjustment to reconcile net loss to
net cash flows from operating activities
Changes in operating assets and liabilities
Income tax receivable	4,214	(4,214)
Accounts receivable	(5,000)
Accounts payable	600	(7,117)
Net cash flows from operating
activities	(36,151)	(29,383)	(13,598)
Cash Flows from Financing Activities
Issuance of common stock	127,468
Collection of stock subscription		5,000
Net cash flows from financing
activities	127,468	5,000	-
Net Change in Cash	91,317	(24,383)	(13,598)
Cash, beginning of period	106,010	130,393	210,925
Cash, end of period	$ 197,327	$ 106,010	$ 197,327
Cash paid for income taxes	$ 600	$ 6,800	$ -

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Eurasia Energy Limited ("the Company") (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) was a marketing and advertising service provider during 2005 and 2004.  The Company designed marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.  The Company conducted its business through offices in Phoenix, Arizona, and Vancouver, British Columbia.  The Company worked with a number of freelance designers, writers, and editors who enable the Company to react to customer demands without the need to incur large fixed overhead costs.

On November 28, 2005, the Company signed a memorandum of understanding for the exclusive right to negotiate an agreement for an oil and gas block in the Republic of Azerbaijan.  This transaction changed the Company's principal business activity and the Company changed its name to better reflect the Company's plan of operations.  As such, these financial statements have been prepared treating the Company as an exploration stage company, effective November 28, 2005.  Accordingly, all activity of the marketing and advertising services is presented as discontinued operations in these financial statements.

The Company's offices are currently provided on a rent free basis by the President and Chief Executive Officer of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

Discontinued Operations

Loss from discontinued operations in the statements of operations includes expenses of the Company prior to the change in business operations discussed above.  Revenue in 2005 and 2004 of $64,803 and $33,800, respectively, are included in the loss from discontinued operations.  As of December 31, 2005, all assets and all liabilities of the discontinued operations have been assumed by the continuing operations.  Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of December 31, 2005.

Going Concern

The Company has incurred losses from operations in each of the last two years and has an accumulated deficit at December 31, 2005.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) attempting to raise additional capital and/or other forms of financing; (b) controlling overhead and expenses, and (c) pursuing the new plan of operations.  There can be no assurance that any of these efforts will be successful.

Cash

Cash includes cash balances held at a bank.  The Company, on occasion, has cash balances in excess of insured limits.

No cash payments for interest were made during 2005 or 2004.

Revenue Recognition

The Company had marketing service agreements that were relatively short-term in nature so revenue was recognized when agreements were complete.  Any costs incurred on agreements in process were deferred until the agreement was complete.  Also, any advance payments from customers were deferred until the agreement was complete.  Completion of marketing service agreements occurred when the customer had approved and accepted the advertising materials.

All revenue included in discontinued operations in 2005 and 2004 was from one customer.

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

Earnings per Share

Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  On February 21, 2005, the Board of Directors approved a 2 for 1 split of the Company's stock. The accompanying financial statements are presented on a post-split basis.  Earnings per share for all periods presented have been adjusted accordingly.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.  There were no dilutive securities outstanding during the periods ended December 31, 2005 and 2004.

Comprehensive Income

There are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Stock-Based Compensation

The Company has no stock-based compensation arrangements.  Should it enter these types of arrangements, the Company intends to follow the recognition and measurement principles of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, which is discussed in more detail under Recent Accounting Pronouncements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from the estimates that were used.

Recent Accounting Pronouncements

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005.  This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions."  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005, until such time when the Company issues applicable equity securities.

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005.  This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), was issued in March 2005.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of FIN 47 is expected to have no impact on the Company's financials statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change.  SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements.  The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature."  EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'"  EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues."  EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 2.  Income Taxes

The Company is liable for taxes in the United States.  As of December 31, 2005, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $36,000 available to reduce future taxable income.  The tax loss will expire in 2025.

The deferred tax asset associated with the tax loss carry forward is approximately $12,200.  The Company has provided a valuation allowance against the deferred tax asset.  There was no deferred tax asset or valuation allowance at December 31, 2004.  The change in the valuation allowance was an increase of $12,200 in 2005; there was no change in 2004.

Note 3.  Subsequent Event

In February 2006, the Company closed a private placement financing of $750,000 for 250,000 shares of common stock and 250,000 warrants to acquire one additional share of common stock for $4 per share until February 15, 2007.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation in October 20, 2003.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.  Other Information

All information required to be disclosed by the Company has been disclosed in the Company’s Form 8K’s filed during the year ended December 31, 2005.

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

Name	Age	Position
Nicholas W. Baxter	52	President, C.E.O. and Director
Gerald R. Tuskey	45	C.F.O., Secretary and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Our officers serve at the will of the Board of Directors.  There are no family relationships between any of our executive officers and directors.

Resumes

Nicholas B. Baxter, President, C.E.O. and Director

Mr. Baxter was appointed as a director of our company on March 31, 2005 and as President and C.E.O. on November 28, 2005.  Mr. Baxter has a 20 year career in international resource exploration and development.  Originally trained as a geophysicist, Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975.  Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East.  From 1981 to 1985, Mr. Baxter worked for Resource Technology plc, a geophysical equipment sales/services company.  Resource Technology plc went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984.  Mr. Baxter was a non-executive director with Ocean Marine Technologies, Inc. from 1987 to 1990.  Ocean Marine Technologies, Inc. was involved in offshore gold exploration and light manufacturing and went public on the Vancouver Stock Exchange in 1986.  Mr. Baxter was Chief Operating Officer and a director of A&B Geoscience Corporation (now Arawak Energy Corporation) from 1992 to 2002.  During this period, A&B Geoscience Corporation negotiated and managed the first seismic survey in the Caspian Sea by a western contractor.  Additionally, A&B Geoscience Corporation, under Mr. Baxter’s guidance, secured the first onshore production sharing agreement in Azerbaijan in 1998.  A&B Geoscience Corporation raised over US$35 million in equity and debt financing for its seismic operations and oil and gas exploration and development activities.  A&B Geoscience Corporation became controlled by a private Swiss oil trading firm in 2002.

Gerald R. Tuskey, C.F.O., Corporate Secretary and Director

Mr. Tuskey was appointed as a director and officer of our company on October 20, 2003.  For the past 12 years, Mr. Tuskey has worked as a self-employed corporate/securities lawyer based in Vancouver, British Columbia.  Before establishing his own independent practice, Mr. Tuskey was employed as an associate lawyer by firms in Calgary and Vancouver.  Mr. Tuskey has 20 years experience in providing securities and corporate law counsel to a wide variety of domestic and international publicly traded clients.  Mr. Tuskey is a former director and corporate secretary of Arawak Energy Corporation (formerly A&B Geoscience Corporation) which is a publicly listed oil and gas exploration and development company.  Mr. Tuskey was a director of Arawak Energy Corporation from 1993 to 2002.  Mr. Tuskey takes primary responsibility for our company's capital structuring, financing activities and corporate and regulatory filings and compliance.

Item 10.  Executive Compensation

Management of our company earns the compensation set out in the following Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Velda King Former President, C.E.O. and Director	2003 2004 2005	$0.00 $12,000 $12,000	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2003 2004 2005	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Nicholas W. Baxter President, C.E.O. and Director	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2005 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gerald R. Tuskey Director Suite 1000, 409 Granville Street Vancouver, B.C. V6C 1T2	1,000,000 shares Direct Ownership	4.98%
Common	Nicholas W. Baxter Director Downiehills, Blackhills Peterhead Aberdeenshire, AB42 3LB U.K. Scotland	3,000,000 shares Direct Ownership	14.95%
Common	Melanie Bell #1 Smithfield Manor, 5 Riddells Bay Road Warwick WK04 Bermuda	1,500,000 shares Direct Ownership	7.48%
Common	Sean Jordan Suite 1, 1909 Queen Street East Toronto, Ontario M4L 1H3	1,500,000 shares Direct Ownership	7.48%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	1,500,000 shares Direct Ownership	7.48%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	1,500,000 shares Direct Ownership	7.48%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	1,500,000 shares Direct Ownership	7.48%

Common	Ryan Bateman 2 Tablerock Avenue Pembroke, Bermuda HM04	1,500,000 shares Direct Ownership	7.48%
Common	Management as a Group including all executive officers (2) and directors (2)	4,000,000 shares Direct Ownership	19.93%

As at March 14, 2006, the balance of our outstanding common stock was held by 50 registered shareholders, none of whom hold 5% or more of our outstanding common stock.

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

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50608) filed on February 27, 2004 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50608) on February 27, 2004 incorporated herein by reference.
13.1	Form 10QSB for the Period ended March 31, 2005, filed on May 13, 2005, incorporated herein by reference.
13.2	Form 10QSB for the Period ended June 30, 2005, filed on August 12, 2005, incorporated herein by reference.
13.3	Form 10QSB for the Period ended September 30, 2005, filed on November 14, 2005, incorporated herein by reference.
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32	Section 906 Certification

(B)

Reports on Form 8-K

During the quarter ended December 31, 2005, the Issuer filed a Form 8K on December 2, 2005 and on December 19, 2005.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the period ended December 31, 2005, the aggregate fees to Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2005 quarterly financial statements included on Form 10-QSB were $11,212.  For the fiscal year ended December 31, 2004, the aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2004 quarterly financial statements included on Form 10-QSB were $11,403.

Audit Related Fees

For the period ended December 31, 2005, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.  For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the period ended December 31, 2005, the aggregate fees to Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, totalled $2,000.  For the fiscal year ended December 31, 2004, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Peterson Sullivan PLLC for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Peterson Sullivan PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee (which consists of our entire board of directors); or

-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Peterson Sullivan PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan PLLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  March 28, 2006

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

Chief Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald R. Tuskey

Gerald R. Tuskey, C.F.O., Secretary and Director

March 28, 2006

Date