Form 10QSB
period 2006-03-31
EURASIA ENERGY LTD
filed 2006-05-15
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file Number:  0-50608

EURASIA ENERGY LIMITED

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

  20,315,135 common shares as at May 11, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2006

Statement of Operations for the three months ended March 31, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2006

Statement of Stockholders’ Equity for the three months ended March 31, 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2006

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2006

Notes to Financial Statements

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

Exhibits and Reports on Form 8K

SIGNATURES

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

BALANCE SHEET
March 31, 2006

March 31,
(Expressed in U.S. Dollars)	2006
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$856,222
Interest receivable	2,762
Prepaid expenses	24,749
Prepaid expenses, related party (Note 6)	20,000

Total assets	$903,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$1,200

Common stock, par value $0.0005, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	10,158
Additional paid-in capital	964,233
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(62,792)

Total stockholders' equity	902,533

Total liabilities and stockholders' equity	$903,733

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through March 31, 2006
(Unaudited)

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Revenue	$-	$-	$-

Expenses
Consulting	-	-	3,030
Data acquisition cost	20,000	-	20,000
General and administrative	28,956	-	31,413
Travel	3,000	-	11,111
	51,956	-	65,554

Operating Loss	(51,956)	-	(65,554)

Other income and expenses
Interest income	2,762	-	2,762

Loss from continuing operations	(49,194)	-	$(62,792)

Discontinued operations	-	(9,834)

Net loss	$(49,194)	$(9,834)

Net loss per common share
(basic and fully diluted)
Continuing operations	$(0.0024)	$-
Discontinued operations	-	(0.0005)

Net loss per common share	$(0.0024)	$(0.0005)

Weighted average number of common
shares outstanding	20,190,135	19,810,200

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months ended March 31, 2006 and for the Period from
November 28, 2005 (the effective date of the exploration stage) through March 31, 2006
(Unaudited)

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$10,033	$214,358	$13,301	$-	$237,692

Net loss for the period ended December 31, 2005	-	-	-	(22,367)	(13,598)	(35,965)

Balance, December 31, 2005	20,065,135	10,033	214,358	(9,066)	(13,598)	201,727

Issuance of common stock, February 2006	250,000	125	749,875	-	-	750,000

Net loss for the period ended March 31, 2006	-	-	-	-	(49,194)	(49,194)

Balance, March 31, 2006	20,315,135	$10,158	$964,233	$(9,066)	$(62,792)	$902,533

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through March 31, 2006
(Unaudited)

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Cash flows from (used in) operating activities
Net Loss	$(49,194)	$(9,834)	$(62,792)
Adjustments to reconcile net loss to
net cash flows from operating activities
Change in operating assets and liabilities
Decrease in accounts receivable, related party	5,000	-	5,000
Increase in interest receivable	(2,762)	-	(2,762)
Increase in prepaid expenses	(24,749)	-	(24,749)
Increase in prepaid expenses, related party	(20,000)	-	(20,000)
Decrease in accounts payable and accrued liabilities	600	6,399	600
	(91,105)	(3,435)	(104,703)

Cash flows from financing activities
Proceeds from issuance of common stock	750,000	37,468	750,000
	750,000	37,468	750,000

Increase in cash and cash equivalents	658,895	34,033	645,297

Cash and cash equivalents, beginning of period	197,327	106,010	210,925

Cash and cash equivalents, end of period	$856,222	$140,043	$856,222

Cash and cash equivalents, consist of:
Cash	$56,222	$140,043	$56,222
Short term deposit	800,000	-	800,000
	$856,222	$140,043	$856,222

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(formerly Pacfic Alliance Ventures Ltd.)

(an exploration stage company)

Notes to Financial Statements

March 31, 2006

Note 1. Organization

Eurasia Energy Limited ("the Company") (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) was a marketing and advertising service provider during 2005. The Company designed marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.  The Company conducted its business through offices in Phoenix, Arizona, and Vancouver, British Columbia.  The Company worked with a number of freelance designers, writers, and editors who enable the Company to react to customer demands without the need to incur large fixed overhead costs.

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

The Company's offices in Aberdeenshire, Scotland and Vancouver, B.C. are currently provided on a rent free basis by the President and Chief Executive Officer and Chief Financial Officer of the Company, respectively. Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

Note 2. Basis of Presentation - Going Concern Uncertainties

The Company is a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

The Company has incurred losses from operations and has an accumulated deficit of $62,792 from the date of inception of the exploration stage (November 28, 2005) to March 31, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To meet these objectives, the Company raised $750,000 pursuant to a non-brokered private placement of 250,000 units at $3 per unit during the first quarter of 2006. Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4 per share until February 15, 2007. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3. Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all  adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form 10-KSB.

Note 4. Discontinued Operations

Loss from discontinued operations in the statements of operations includes expenses of the Company prior to the change in business operations discussed in Note 1. Revenue in 2006 and 2005 of $nil and $26,000, respectively, are included in the loss from discontinued operations. As of March 31, 2006, all assets and all liabilities of the discontinued operations have been assumed by the continuing operations. Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of March 31, 2006.

Note 5. Common Stock, Warrants and Options

(a) Common Stock

On February 15, 2006, the Company completed a non-brokered private placement of 250,000 units at $3 per unit for $750,000 during the first quarter of 2006. Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4 per share until February 15, 2007.

(b) Warrants

The movement of share purchase warrants can be summarized as follows:

Weighted average
Number of warrants		exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, March 31, 2006	250,000	$4.00

(c) Options

During the three months ended March 31, 2006, no stock purchase option was granted, exercised or cancelled.

On March 13, 2006, the 2006 Stock Option Plan ("Plan") was approved by the Board of Directors. The Company has allotted 2,000,000 shares for issuance under the Plan.

As of March 31, 2006, there were no outstanding stock purchase options.

Note 6. Related Party Transactions

As of March 31, 2006, the Company made a cash advance of $20,000 to the Chief Executive Officer for payment of ongoing expenses being incurred by the Company in Baku, Azerbaijan.

Note 7. Earnings Per Share

Basic earnings or loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period of the financial statements. On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended March 31, 2006 and 2005, have been adjusted accordingly.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

Note 8. Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No.

25, "Accounting for Stock Issued to Employees", and related Interpretations.  The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Note 9. Commitment

The Company has entered into a memorandum of understanding ("MOU") with the State Oil Company of the Azerbaijan Republic ("SOCAR") which grants the Company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement ("ERDPSA") for a 600 square kilometer oil and gas block (the "Block") in the Republic of Azerbaijan. The effective date of the MOU is December 7, 2005. The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

Under the terms of the MOU, the Company has 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulates that SOCAR will provide the Company with all existing data relevant to the Block within 60 days from the effective date of the MOU.

Note 10. New Accounting Pronouncements

There have been no new pronouncements issued since March 31, 2006, that are expected to have a material impact on the Company's financial statements.

Note 11.  Subsequent Events

On April 14, 2006, the Company granted 1,500,000 stock options at a price of $3 per share to its directors, employees and consultants expiring on April 14, 2011. The stock options are vested immediately.

MANAGEMENT DISCUSSION AND ANALYSIS

The following Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Management Discussion and Analysis included in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

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

Overview

The following discussion relates to our business operations for the quarter ended March 31, 2006.  In November, 2005, we elected to discontinue our publishing and marketing business to pursue an opportunity in the oil and gas industry which was secured by one of our directors.  A complete description of our oil and gas project and objectives appears under “Change of Our Business” at the end of this management discussion and analysis.

We are a Nevada corporation incorporated on October 20, 2003.  In 2005, we operated a publishing and marketing business.  We did not conduct research or development but sub-contracted all actual production.  Our primary target was mid-sized companies trying to build brand, product and/or service recognition for their product, services and companies.  These mid-sized companies were large enough to be able to fund significant marketing efforts, yet small enough to be aware that they need to differentiate themselves from their competitors in order to excel in their particular market sectors.  Because of our limited human resources, we were not able to focus on any single industry and accepted clients from all industries.

Because of the size and evolution of our clients, they usually did not have more than one person in their own companies devoted to marketing and promotions.  They were aware of their marketing needs, but not able to fulfill those needs internally.  This is different from larger companies that frequently are capable of designing and fulfilling their marketing and advertising requirements in-house; or smaller companies that are not sufficiently large to develop the budgets required for effective direct marketing campaigns.

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

We consider the following accounting policy to be both those most important to the portrayal of our financial condition and requires the most subjective judgment:

- Revenue recognition

Revenue recognition:

The Company generated all of its revenue from marketing and advertising sales.  All significant marketing projects commenced when a sizable deposit was made by the client.  We did not incur significant external expenses, nor did we contractually expose ourselves to significant external expenses with subcontractors, until such time as performance payments from our clients were received.  We expected each contract to approximate the following schedule: a progress payment of 10% received at signing of contract; another progress payment of 30% received when the intellectual advertising material has been created and accepted by the client; another progress payment of 30% received before printing and production; and a final progress payment of 30% received before delivery to the U.S. Post Office.  Accordingly, we generally were not exposed to significant cash flow risks.

As marketing service agreements are relatively short-term in nature, revenue is recognized when agreements are complete.  Expenses such as printing and postage were not incurred until our client had submitted progress payments to cover such expenses.  Revenue received is not refundable to the client and we did not make performance claims that could expose us to future liabilities.

Because we did not actually print or produce hard goods, we had no significant capital equipment costs.  Instead, our costs were mostly associated with the contracting out of services and production after we had already received payment from a client.

Since we generally offered a fixed price to our clients, there was a risk that we could underestimate our costs to perform such work and thus complete any given project at a loss.  If we were exposed to sudden cost volatility and our costs to complete printing, design and editing were to rise sharply, there is no assurance we would obtain additional project funds from our clients.  We generally did not require extended periods of time to execute our contracts and believe cost volatility was an acceptable business risk.

RESULTS OF OPERATIONS

The following discussion on our results of operations relate to our discontinued marketing and advertising business and accordingly are not reflected in the accompanying unaudited financial statements.

Revenue

Revenue was $0 for the quarter ended March 31, 2006 and $26,000 for the same period in 2005.

General and Administrative Expenses

In 2005, general and administrative expenses consisted primarily of salary for our Chief Executive Officer, legal and professional fees and other general corporate and office expenses.  General and administrative expenses including taxes and licenses, professional services and salaries were $28,956 for the quarter ended March 31, 2006.  General and administrative expenses for the first quarter in 2005 were $1,212.  We are no longer paying a salary to any of our officers.  The removal of the CEO’s modest salary accounted for most of the decrease in general and administrative costs over the comparable period from 2005.

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

Our Company’s technical team including geologists and petroleum engineering consultants are currently reviewing the production and exploration data and are assisting management in the preparation of a rehabilitation, development and exploration plan for the Block.  This will form the basis of the terms of the ERDPSA.

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

In the early 1990’s, Mr. Baxter was among the first western entrepreneurs to establish operations in Azerbaijan following the cessation of Soviet influence in the country.  In 1994, Mr. Baxter negotiated and managed the first marine seismic survey in the Caspian Sea by a western contractor.  This 2D seismic survey was conducted over a Block offshore Turkmenistan using an Azerbaijani vessel provided under an agreement with SOCAR.  Following the successful completion of this marine seismic survey and the development of a good working relationship with SOCAR, Mr. Baxter commenced negotiations on behalf of A&B Geoscience Corporation for exploration and development rights over an onshore oil and gas Block.  These efforts culminated in 1998 with the signing of the first onshore production sharing agreement in Azerbaijan by Commonwealth Gobustan Limited (a subsidiary of A&B Geoscience Corporation) and its partner, Union Texas Petroleum.  In 2002, an international oil trading firm purchased control of a majority interest in A&B Geoscience Corporation (now Arawak Energy Corporation).  Mr. Baxter ceased to be an officer and director of Arawak Energy Corporation in 2002.  Mr. Baxter is an original subscribing shareholder of our company and owns 15% of our currently issued common shares.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

On February 15, 2006, the Company issued 250,000 units at $3.00 per unit to one (1) subscriber.  Each unit is comprised of one common share and one warrant to acquire one additional common share of the Company at a price of $4.00 per share until February 15, 2007.  These shares were issued under Regulation S.  The purchaser who received these shares under Regulation S is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificate contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.  Proceeds of this offering are available for asset or business acquisitions and general working capital.

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

During the Company’s quarter ended March 31, 2006, the Company filed a Form 8K on January 12, 2006 and February 15, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  May 11, 2006

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director