Form 10QSB
period 2006-06-30
EURASIA ENERGY LTD
filed 2006-08-14
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,315,135 common shares as of August 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2006

Statements of Operations for the six months ended June 30, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2006

Statements of Stockholders’ Equity for the six months ended June 30, 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2006

Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

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

SIGNATURES

EURASIA ENERGY LIMITED

(formerly Pacific Alliance Ventures Ltd.)

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

BALANCE SHEET
(Unaudited)

June 30,
(Expressed in U.S. Dollars)	2006

ASSETS
Current assets
Cash and cash equivalents	$716,134
Interest receivable	1,694
Prepaid expenses	13,799
Prepaid expenses, related party (Note 8)	9,508
Total Current Assets	741,135

Fixed assets, net	74,194

Total assets	$815,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,200

Common stock, par value $0.0005, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	10,158
Additional paid-in capital	4,629,366
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(3,816,329)

Total stockholders' equity	814,129

Total liabilities and stockholders' equity	$815,329

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the Three Months and Six Months ended June 30, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through June 30, 2006
(Unaudited)
						Cumulative
	Three Months Ended		Six Months Ended			During the
	June 30,		June 30,			Exploration
(Expressed in U.S. Dollars)	2006	2005	2006		2005	Stage

Revenue	$-	$-	$-		$-	$-

Expenses
Consulting	14,436	-	14,436		-	17,466
Data acquisition cost	(700)	-	19,300		-	19,300
General and administrative	60,193	-	89,149		-	91,606
Travel	22,707	-	25,707		-	33,818
Stock-based compensation (Note 7(c))	3,665,133	-	3,665,133		-	3,665,133
	3,761,769	-	3,813,725	-	-	3,827,323

Operating Loss	(3,761,769)	-	(3,813,725)		-	(3,827,323)

Other income and expenses
Interest income	8,232	-	10,994		-	10,994

Loss from continuing operations	(3,753,537)	-	(3,802,731)		-	$(3,816,329)

Discontinued operations	-	(3,067)	-		(12,901)

Net loss	$(3,753,537)	$(3,067)	$(3,802,731)		$(12,901)

Net loss per common share
(basic and fully diluted)
Continuing operations	$(0.1848)	$-	$(0.1878)		$-
Discontinued operations		(0.0002)	-		(0.0006)

Net loss per common share	$(0.1848)	$(0.0002)	$(0.1878)		$(0.0006)
Weighted average number of common
shares outstanding	20,315,135	20,053,929	20,252,980		19,932,738

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months ended June 30, 2006 and for the Period from
November 28, 2005 (the effective date of the exploration stage) through June 30, 2006
(Unaudited)

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 10,033	$ 214,358	$ 13,301	$ -	$ 237,692

Net loss for the period ended December 31, 2005	-	-	-	(22,367)	(13,598)	(35,965)

Balance, December 31, 2005	20,065,135	10,033	214,358	(9,066)	(13,598)	201,727

Issuance of common stock and warrants,	250,000	125	749,875	-	-	750,000
February 2006

Stock-based compensation expense	-	-	3,665,133	-	-	3,665,133

Net loss for the period ended June 30, 2006	-	-	-	-	(3,802,731)	(3,802,731)

Balance, June 30, 2006	20,315,135	$ 10,158	$ 4,629,366	$ (9,066)	$ (3,816,329)	$ 814,129

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through June 30, 2006
(Unaudited)

			Cumulative
	Six months ended		During the
	June 30, 2006		Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Cash flows from (used in) operating activities
Net Loss	$(3,802,731)	$(12,901)	$(3,816,329)
Adjustments to reconcile net loss to
net cash flows from operating activities
Stock-based compensation	3,665,133	-	3,665,133
Depreciation	2,681	-	2,681
Change in operating assets and liabilities
Decrease in accounts receivable, related party	5,000	-	5,000
Increase in interest receivable	(1,694)	-	(1,694)
Increase in prepaid expenses	(13,799)	-	(13,799)
Increase in prepaid expenses, related party	(9,508)	-	(9,508)
Increase in accounts payable and accrued liabilities	600	77	600
Net cash used in operating activities	(154,318)	(12,824)	(167,916)

Cash flows from investing activities
Fixed assets addition	(76,875)	-	(76,875)
Net cash used in investing activities	(76,875)	-	(76,875)

Cash flows from financing activities
Proceeds from issuance of common stock	750,000	127,468	750,000
Net cash provided by financing activities	750,000	127,468	750,000

Increase in cash and cash equivalents	518,807	114,644	505,209

Cash and cash equivalents, beginning of period	197,327	106,010	210,925

Cash and cash equivalents, end of period	$716,134	$220,654	$716,134

Cash and cash equivalents, consist of:
Cash	$16,134	$220,654	$16,134

Short term deposit	700,000	-	700,000
	$716,134	$220,654	$716,134

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(formerly Pacific Alliance Ventures Ltd.)

(an exploration stage company)

Notes to Financial Statements

June 30, 2006

(Unaudited)

Note 1 - Organization

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

Note 2 - Basis of Presentation - Going Concern Uncertainties

The Company is an exploration stage company as defined by Financial Accounting Standards Board Statement No. 7.  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

The Company has incurred losses from operations and has an accumulated deficit of $3,816,329 from the date of inception of the exploration stage (November 28, 2005) to June 30, 2006.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To meet the objectives in its Plan of Operations, the Company raised $750,000 pursuant to a non-brokered private placement of 250,000 units at $3.00 per unit during the first quarter of 2006.  Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4.00 per share until February 15, 2007.  The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

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

Note 4 - New Accounting Policies

(i) Share-based payment

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

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No.

123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure". Adoption of the new accounting policy does not have any impact on the Company as the Company did not have any stock options granted to employees before January 1, 2006.

(ii) Fixed assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method at the following rates, calculated to amortize the cost of the assets less their residual values over their estimated useful lives. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

Motor vehicle

20%

Office equipment

20%

Note 5 - Discontinued Operations

Loss from discontinued operations in the statements of operations includes expenses of the Company prior to the change in business operations discussed in Note 1. Revenue in the three-month and six-month periods ended June 30, 2006 of $nil (2005: $26,200) and $nil (2005: $52,200), respectively, are included in the loss from discontinued operations. As of June 30, 2006, all assets and all liabilities of the discontinued operations have been assumed by the continuing operations. Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of June 30, 2006.

Note 6 - Fixed Assets

Fixed assets consist of the following:

Motor vehicle	$74,500
Office equipment	2,375
76,875
Less: accumulated depreciation	(2,681)
$74,194

Depreciation charged to operations for the three-month and six-month period ended June 30, 2006, and the period from inception to June 30, 2006, amounted to $2,681 (2005: $nil), $2,681 (2005: $nil), and $2,681, respectively.

Note 7 - Common Stock, Warrants and Options

(a) Common Stock

On February 15, 2006, the Company completed a non-brokered private placement of 250,000 units at $3 per unit for $750,000 during the first quarter of 2006.  Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4 per share until February 15, 2007.

The fair value of the warrants issued is approximately $318,000 estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.7%
Expected life of the conversion feature in years	1.00 year
Expected volatility	140.4%
Dividend per share	$0.00

(b) Warrants

The movement of share purchase warrants can be summarized as follows:

Weighted average
Number of warrants		exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, June 30, 2006	250,000	$ 4.00

(c) Options

The movement of share purchase options can be summarized as follows:

Weighted average
Number of warrants		exercise price

Balance, December 31, 2005	-	$ -
Issued	1,500,000	3.00
Balance, June 30, 2006	1,500,000	$ 3.00

On March 13, 2006, the 2006 Stock Option Plan ("Plan") was approved by the Board of Directors.  The Company has allotted 2,000,000 shares for issuance under the Plan.

On April 14, 2006, the Company granted 1,500,000 stock options at a price of $3 per share to its directors, employees and consultants expiring on April 14, 2011.  The stock options are vested immediately.

The fair value of the options granted in the period ended June 30, 2006 was estimated at $2.44 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 121.2%, risk-free interest rates of 4.97%, and expected lives of 5 years.

The weighted average remaining contractual life of the outstanding stock options at June 30, 2006 is 4.79 years.

During the three-month and six-month periods ended June 30, 2006, compensation expense of $3,665,133 and $3,665,133, respectively, were recognized for options previously granted and vesting over time using the Black-Scholes option pricing model with the assumptions disclosed in the annual audited consolidated financial statements and the interim quarterly financial statements.

Note 8 - Related Party Transactions

As of June 30, 2006, the Company made a cash advance of $9,508 to the Chief Executive Officer for payment of ongoing expenses being incurred by the Company in Baku, Azerbaijan.

During the three-month and six-month periods ended June 30, 2006, the Company paid director fee of $2,500 and $2,500 to a director, respectively.

Note 9 - Earnings Per Share

Basic earnings or loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period of the financial statements.  On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock.  The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended June 30, 2006 and 2005, have been adjusted accordingly.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

Note 10 - New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

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

We are engaged in oil and gas exploration.  We have entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which grants our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the MOU is December 7, 2005.  The Block includes the producing Alyat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

Under the terms of the MOU, our company has 12 months to negotiate and sign the ERDPSA with SOCAR.  SOCAR has provided our company with all existing data relevant to the Block.  This data is being reviewed and assessed by our petroleum engineering consultants, TRACS International Consultancy Ltd. (“TRACS”).  TRACS’ project scope includes:  an assessment of the existing producing fields in the Block with consideration to volumes of hydrocarbons in place, identifying opportunities for further development, estimating production profiles, assessing the capacity and integrity of existing facilities and determining economic viability.  TRACS will also evaluate the potential exploration upside in the Block including an outline of an exploration and appraisal program, an outline for a notional development scheme and determining cost estimates for development.

This work by TRACS will form the basis of the terms of the ERDPSA.

The opportunity for our company to be considered by SOCAR as a partner for development of the Block is attributable to the efforts of our President and Chief Executive Officer, Mr. Nicholas W. Baxter.  Mr. Baxter was appointed a director of our company on March 31, 2005 and was appointed President and C.E.O. on

November 28, 2005.  Mr. Baxter is currently a resident of Aberdeenshire, Scotland.  Mr. Baxter has a 20 year career in international resource exploration and development.  Originally trained as a geophysicist, Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975.  Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East.  From 1981 to 1985, Mr. Baxter was a director of Resource Technology plc, a geophysical equipment sales/services company.  Resource Technology plc went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984.  Mr. Baxter was a director of Ocean Marine Technologies Inc. from 1987 to 1990.  Ocean Marine Technologies Inc. was involved in offshore gold exploration and light manufacturing and went public on the Vancouver Stock Exchange in 1986.  From 1986 to 2002, Mr. Baxter was the Chief Operating Officer and a director of A&B Geoscience Corporation (now Arawak Energy Corporation).

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

The Block includes the producing Alyat-Deniz oil and gas field and a string of seven prospective exploration structures trending in a south-easterly direction from the coast to seventy kilometers offshore. Water depths are predominantly up to twenty meters and reach a maximum of fifty meters at the far end of the Block.  The Alyat-Deniz field was discovered in 1983 and to date has produced approximately 12.5 million barrels of oil and 1 billion cubic meters of gas.  SOCAR estimates recent production to be approximately 750 barrels of oil and 100,000 cubic meters of gas per day from 14 wells, and remaining recoverable reserves from the Alyat-Deniz field of 15 million barrels of oil and 1 billion cubic meters of gas.  The main producing horizon is at 3,700-4,500 meters depth.  Available data includes low density Soviet-era seismic over the entire Block and well data from the Alyat-Deniz field and several other structures.  In addition, there is modern seismic and well data in onshore and offshore areas proximal to the Block that may be used for interpolation.

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

We do not expect any changes in the number of our employees over the next 12 months.  We will not be purchasing any plant or significant equipment over the next 24 months.  We have sufficient funds on hand for the next 24 months and these funds will allow us to execute the Plan of Operation described in this Form

10QSB.  Our current management team will satisfy our requirements for the next 24 months.  Our President and C.E.O., Mr. Nicholas W. Baxter, spends approximately 50 hours per month on our company's affairs.  Our C.F.O., Mr. Gerald R. Tuskey, spends approximately 50 hours per month on our company's affairs.

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of stockholders, by consent resolutions dated April 3, 2006 of stockholders representing 59.80% of the issued and outstanding common shares of the Company, the stockholders re-appointed Gerald R. Tuskey, Nicholas W. Baxter and Roger Thomas as members of the board of directors until the next annual general meeting of the Company’s stockholders.  The stockholders also re-appointed the firm of Peterson Sullivan, PLLC of Seattle, Washington, as its independent accountants for the fiscal year 2006/2007 and also approved the Company’s audited financial statements for the year ended December 31, 2005.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

During the Company’s quarter ended June 30, 2006, the Company filed a Form 8K on April 6, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  August 14, 2006

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director