Form 10QSB
period 2006-09-30
EURASIA ENERGY LTD
filed 2006-11-13
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,315,135 common shares as of November 10, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2006

Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2006

Statements of Stockholders’ Equity for the nine months ended September 30, 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2006

Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

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

September 30, 2006

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

BALANCE SHEET
(Unaudited)

September 30,
(Expressed in U.S. Dollars)	2006

ASSETS
Current assets
Cash and cash equivalents	$637,994
Interest receivable	1,510
Prepaid expenses	13,673
Total current assets	653,177

Fixed assets, net	70,350

Total assets	$723,527

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$35,182

Common stock, par value $0.0005, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	10,158
Additional paid-in capital	4,629,366
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(3,942,113)

Total stockholders' equity	688,345

Total liabilities and stockholders' equity	$723,527

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the Three Months and Nine Months ended September 30, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through September 30, 2006
(Unaudited)

						Cumulative
	Three Months Ended		Nine Months Ended			During the
	September 30,		September 30,			Exploration
(Expressed in U.S. Dollars)	2006	2005	2006		2005	Stage

Revenue	$-	$-	$-		$-	$-

Expenses
Consulting	82,798	-	97,234		-	100,264
Data acquisition cost	-	-	19,300		-	19,300
General and administrative	35,224	-	124,373		-	126,830
Travel	15,576	-	41,283		-	49,394
Stock-based compensation (Note 7(c))	-	-	3,665,133		-	3,665,133
	133,598	-	3,947,323	-	-	3,960,921

Operating Loss	(133,598)	-	(3,947,323)		-	(3,960,921)

Other income and expenses
Interest income	7,814	-	18,808		-	18,808

Loss from continuing operations	(125,784)	-	(3,928,515)		-	(3,942,113)

Discontinued operations	-	(8,383)	-		(21,276)	-

Net loss	$(125,784)	$(8,383)	$(3,928,515)	$(21,276)	(3,942,113)

Net loss per common share
(basic and fully diluted)
Continuing operations	$(0.0062)	$-	$(0.1938)	$-
Discontinued operations	-	(0.0004)	-	(0.0011)

Net loss per common share	$(0.0062)	$(0.0004)	$(0.1938)	$(0.0011)

Weighted average number of common
shares outstanding	20,315,135	20,065,135	20,273,926	19,977,355

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months ended September 30, 2006 and for the Period from
November 28, 2005 (the effective date of the exploration stage) through September 30, 2006
(Unaudited)

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 10,033	$ 214,358	$ 13,301	$ -	$ 237,692

Net loss for the period ended December 31, 2005	-	-	-	(22,367)	(13,598)	(35,965)

Balance, December 31, 2005	20,065,135	10,033	214,358	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	125	749,875	-	-	750,000

Stock-based compensation expense	-	-	3,665,133	-	-	3,665,133

Net loss for the period ended September 30, 2006	-	-	-	-	(3,928,515)	(3,928,515)

Balance, September 30, 2006	20,315,135	$ 10,158	$ 4,629,366	$ (9,066)	$ (3,942,113)	$ 688,345

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through September 30, 2006
(Unaudited)

			Cumulative
	Nine months ended		During the
	September 30, 2006		Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Cash flows from (used in) operating activities
Net Loss	$(3,928,515)	$(21,276)	$(3,942,113)
Adjustments to reconcile net loss to
net cash flows from operating activities
Stock-based compensation	3,665,133	-	3,665,133
Depreciation	6,525	-	6,525
Change in operating assets and liabilities
Decrease in accounts receivable, related party	5,000	3,185	5,000
Increase in interest receivable	(1,510)	-	(1,510)
Decrease (Increase) in prepaid expenses	(13,673)	1,029	(13,673)
Increase in accounts payable and accrued expenses	34,582	28	34,582
Net cash used in operating activities	(232,458)	(17,034)	(246,056)

Cash flows from investing activities
Fixed assets addition	(76,875)	-	(76,875)
Net cash used in investing activities	(76,875)	-	(76,875)

Cash flows from financing activities
Proceeds from issuance of common stock	750,000	127,467	750,000
Net cash provided by financing activities	750,000	127,467	750,000

Increase in cash and cash equivalents	440,667	110,433	427,069

Cash and cash equivalents, beginning of period	197,327	106,010	210,925

Cash and cash equivalents, end of period	$637,994	$216,443	$637,994

Cash and cash equivalents, consist of:

Cash	$57,994	$216,443	$57,994
Short term deposit	580,000	-	580,000
	$637,994	$216,443	$637,994

Supplemental Information:

Cash paid for income taxes	$-	$50	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(formerly Pacific Alliance Ventures Ltd.)

(an exploration stage company)

Notes to Financial Statements

September 30, 2006

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

On November 28, 2005, the Company signed a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic ("SOCAR") which grants the Company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement ("ERDPSA") for a 600 square kilometer oil and gas block (the "Block") in the Republic of Azerbaijan. The effective date of the MOU is December 7, 2005. The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

Under the terms of the MOU, the Company has 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulates that SOCAR will provide the Company with all existing data relevant to the Block within 60 days from the effective date of the MOU.

This transaction changed the Company's principal business activity and the Company changed its name to better reflect the Company's plan of operations.  As such, these financial statements have been prepared treating the Company as an exploration stage company, effective November 28, 2005.  Accordingly, all activity of the marketing and advertising services is presented as discontinued operations in these financial statements. See also Note 11 on the related law suit.

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

The Company has incurred losses from operations and has an accumulated deficit of $3,942,113 from the date of inception of the exploration stage (November 28, 2005) to September 30, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

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

Note 4 – Stock-Based Compensation

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

As of January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure". $3,665,133 was recorded as stock-based compensation expenses for the nine-month period ended September 30, 2006 (Note 7(c)).

Note 5 - Discontinued Operations

Loss from discontinued operations in the statements of operations includes expenses of the Company prior to the change in business operations discussed in Note 1. Revenue in the three-month and nine-month periods ended September 30, 2006 of $nil (2005: $7,653) and $nil (2005: $59,853), respectively, are included in the loss from discontinued operations. As of September 30, 2006, all assets and all liabilities of the discontinued operations have been assumed by the continuing operations. Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of September 30, 2006.

Note 6 - Fixed Assets

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

Motor vehicle	20%
Office equipment	20%

Fixed assets consist of the following:

Motor vehicle	$74,500
Office equipment	2,375
76,875
Less: accumulated depreciation	(6,525)
$70,350

Depreciation charged to operations for the three-month and nine-month period ended September 30, 2006, and the period from inception to September 30, 2006, amounted to $3,844 (2005: $nil), $6,525 (2005: $nil), and $6,525, respectively.

Note 7 - Common Stock, Warrants and Options

(a) Common Stock

On February 15, 2006, the Company completed a non-brokered private placement of 250,000 units at $3 per unit for $750,000.  Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4 per share until February 15, 2007.

The fair value of the warrants issued is approximately $318,000 estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.7%
Expected life of the conversion feature in years	1.00 year
Expected volatility	140.4%
Dividend per share	$0.00

(b) Warrants

The movement of share purchase warrants can be summarized as follows:

Weighted average
Number of warrants		exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, September 30, 2006	250,000	$ 4.00

(c) Options

The movement of options can be summarized as follows:

Weighted average
Number of options		exercise price

Balance, December 31, 2005	-	$ -
Issued	1,500,000	3.00
Balance, September 30, 2006	1,500,000	$ 3.00

On March 13, 2006, the 2006 Stock Option Plan ("Plan") was approved by the Board of Directors.  The Company has allotted 2,000,000 shares for issuance under the Plan.

On April 14, 2006, the Company granted 1,500,000 stock options at a price of $3 per share to its directors, employees and consultants expiring on April 14, 2011. The stock options are vested immediately.

The fair value of the options granted in the period ended September 30, 2006 was estimated at $2.44 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 121.2%, risk-free interest rates of 4.97%, and expected lives of 5 years.

The weighted average remaining contractual life of the outstanding stock options at September 30, 2006 is 4.54 years.

During the three-month and nine-month periods ended September 30, 2006, compensation expense of $nil and $3,665,133, respectively, were recognized for options previously granted and vesting over time using the Black-Scholes option pricing model with the assumptions disclosed in the annual audited consolidated financial statements and the interim quarterly financial statements.

Note 8 - Related Party Transactions

As of September 30, 2006, the Company made a cash advance of $12,619 to the Chief Executive Officer for payment of ongoing expenses being incurred by the Company in Baku, Azerbaijan.

During the three-month and nine-month periods ended September 30, 2006, the Company paid director fees of $2,500 and $5,000 respectively to one director.

During the three-month and nine-month periods ended September 30, 2006, the Company paid corporate and administrative service charges of $4,198 and $13,052 respectively to a law firm of which a director of the Company is the owner.

Note 9 - Earnings Per Share

Basic earnings or loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period of the financial statements. On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock. The accompanying financial statements are presented on a post-split basis. The loss per share for the periods ended September 30, 2006 and 2005, have been adjusted accordingly. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

Note 10 - New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company has not yet determined the impact of applying FAS158.

Note 11 – Contingent Liabilities

The Company and its Chief Executive Officer, Nicholas W. Baxter, have been named in a law suit commenced in the Court of Session in Edinburgh, Scotland. The Company and Mr. Baxter have been sued by Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”).  Mr. Baxter was a director of Arawak until May 5, 2003. Mr. Baxter was periodically a director of Commonwealth until February, 2006. The Company is not associated with or connected to Arawak or Commonwealth in any business or contractual context. Arawak and Commonwealth allege that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing the Company’s MOU for its Block in Azerbaijan. The Company has been made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty. Arawak and Commonwealth are seeking US$17.2 million in damages from Mr. Baxter, a declaration that the Company holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits up to US$100 million or alternatively damages against Mr. Baxter and the Company for breach of confidence in the same amount. The Company and Mr. Baxter have retained joint counsel and will be filing an appearance and defense in due course.

The allegations of misappropriation of confidential information by Mr. Baxter and the Company and of breach of fiduciary duty by Mr. Baxter with the knowledge of the Company are completely rejected both on the facts and on the law. The Company will aggressively defend the action by Arawak and Commonwealth while continuing to advance its interests in Azerbaijan with the negotiation and execution of the ERDPSA. The Company has sufficient cash on hand to finance all of its development work in Azerbaijan and to pay the costs associated with the Arawak/Commonwealth lawsuit.

No liability has been recorded in these financial statements.

Note 12 – Subsequent Events

On October 12, 2006, the Company granted 35,000 stock options at a price of $1 per share to a consultant expiring on May 31, 2007. The stock options are vested immediately.

The exercise price of the 1,500,000 stock options granted on April 14, 2006 was changed from $3 to $1 per share on October 12, 2006. The fair value of the re-priced options was estimated at $0.70 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 144.8%, risk-free interest rates of 4.74%, and expected lives of 4.5 years.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

During the quarter ended September 30, 2006, we completed all field work necessary to conclude the development plan for our Block.  Two visits were made to the Azerbaijan capital of Baku in September, 2006 by management of Eurasia and Eurasia’s consultants, TRACS International Consultancy Ltd. (“TRACS”) and Genesis Oil and Gas Consultants Ltd. (“Genesis”).  During the first site visit, management and TRACS met with SOCAR’s head office personnel, and the geologists and petroleum engineers working for (a) SOCAR’s offshore exploration unit responsible for the Block and (b) SOCAR’s offshore field development, production and maintenance unit responsible for the Alyat producing field and the non-producing Garasu field.  Discussions focused on the analysis of data and information supplied by SOCAR to date and identified further information and data regarding geology, structure of the fields, exploration targets and drilling and production history of wells drilled to date.  There were also initial discussions regarding the current and historic costs of developing and operating the producing fields on the Block as the basis for future economic estimates and negotiations for the ERDPSA.

The second site visit to Baku occurred at the end of September, 2006.  Management and TRACS were accompanied by a specialist facilities engineer from Genesis.  The main purpose of this visit was to inspect the offshore platforms and oil and gas producing facilities in the Alyat field, and SOCAR’s on-shore oil and gas terminal serving the field.  SOCAR provided Eurasia’s team with a supply vessel and crew for the trip to the offshore Alyat field.  The team had the opportunity to inspect various oil and gas producing platforms, gas injection, treatment separation and distribution facilities as well as the recently completed well number 87 and the recently spudded well number 88.  The Eurasia team also visited a SOCAR oil and gas terminal which receives, treats, stores and delivers oil and gas from a number of SOCAR offshore and onshore fields.  The team inspected the terminal’s complete installation from the landfall of the pipelines coming from the Alyat field to the oil and gas export delivery points.  This inspection included oil separation and treatment plants and storage tanks.

Photographs from the site visits will be posted on Eurasia’s website, www.eurasiaenergy.com within the next month.  Eurasia expects its development plan for the Block to be completed by the end of October.  Management of Eurasia will be returning to Baku in early November to attend scheduled meetings with SOCAR for the purpose of negotiating the main principles of the ERDPSA.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time-to-time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting.  The Company may from time- to- time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business.  These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements.  These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures.  The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)

Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

Eurasia and its Chief Executive Officer, Nicholas W. Baxter have been named in a law suit commenced in the Court of Session in Edinburgh, Scotland.  Eurasia and Mr. Baxter have been sued by Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”).  Mr. Baxter was a director of Arawak until May 5, 2003.  Mr. Baxter was periodically a director of Commonwealth until February, 2006.  Eurasia is not associated with or connected to Arawak or Commonwealth in any business or contractual context.  Arawak and Commonwealth allege that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing Eurasia’s MOU for its Block in Azerbaijan.  Eurasia has been made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty.  Arawak and Commonwealth are seeking US$17.2 million in damages from Mr. Baxter, a declaration that Eurasia holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits up to US$100 million or alternatively damages against Mr. Baxter and Eurasia for breach of confidence in the same amount.  Eurasia and Mr. Baxter have retained joint counsel and will be filing an appearance and defense in due course.

The allegations of misappropriation of confidential information by Mr. Baxter and Eurasia and of breach of fiduciary duty by Mr. Baxter with the knowledge of Eurasia are completely rejected both on the facts and on the law.  Unfortunately, this action serves to malign both the character of Eurasia’s management and the integrity of our project in Azerbaijan.  Eurasia will aggressively defend the action by Arawak and Commonwealth while continuing to advance its interests in Azerbaijan with the negotiation and execution of the ERDPSA.  Eurasia has sufficient cash on hand to finance all of its development work in Azerbaijan and to pay the costs associated with the Arawak/Commonwealth lawsuit.

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

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Company did not file any Form 8K’s during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  November 10, 2006

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director