Form 10KSB
period 2006-12-31
EURASIA ENERGY LTD
filed 2007-03-30
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended December 31, 2006 were $0.00.

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

16,315,135 common shares @ $0.15 (1) = $2,447,270

(1)  Closing price on March 19, 2007 was $0.15.

On March 19, 2007, the number of shares outstanding of the Registrant's Common Stock was 20,315,135.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

We were incorporated on October 20, 2003 under the laws of the State of Nevada to initiate our business as a marketing, advertising and publishing company.  Our company has a December 31 fiscal year end.

From incorporation through the end of fiscal and calendar 2005, we were a marketing and advertising service provider.  Primarily, we designed marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding.  Since marketing and advertising is an extensive business across many business sectors, we focused our niche primarily in direct target marketing.

Through 2005, we conducted our operational business through our offices in Phoenix, Arizona.  Our C.F.O. and Secretary is located in Vancouver, British Columbia and our regulatory and corporate affairs are handled in that office.  We worked with a number of freelance designers, writers, and editors which enabled us to react to customer demands without the need to incur large fixed overhead costs.  Thus, our day-to-day costs of business were minimal and we were able to quickly expand our operations if we were engaged by larger clients.

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

Much of the publishing we did was for direct target marketing.  Direct target marketing is an industry that delivers advertisements to persons who are statistically likely to have an interest in particular products or services.  As an example, regular readers of an automotive magazine are more likely to be interested in purchasing automotive products and services than the readers of a gardening magazine.  Subscribers of the automotive magazine are known to have an interest in automobiles by their subscription to an automotive magazine.  Those subscriber lists can be rented from list rental agencies to advertisers wanting to send advertisements to those same automotive magazine readers.  The direct marketing industry is based on this premise, and as a company we rented applicable lists of targeted consumers who were reasonably expected to show a heightened interest in whatever product or service our client was offering.

We have not been involved in any bankruptcy, receivership or similar proceedings.  We have not engaged in any merger, consolidation or purchase or sale of significant assets not in the ordinary course of business.  In November, 2005, we elected to discontinue our publishing and marketing business to pursue an opportunity in the oil and gas industry which was secured by one of our directors.

On November 28, 2005, our directors approved a change of our name from “Pacific Alliance Ventures Ltd.” to “Eurasia Energy Limited”.  Also on November 28, 2005, shareholders of our company owning 54.81% of our issued common shares approved the proposed name change by consent resolution.  We filed proxy materials on form Schedule 14C with the U.S. Securities and Exchange Commission disclosing the proposed action to change our name by consent resolution of the majority of shareholders.  The change of our name to “Eurasia Energy Limited” resulted from management’s decision to pursue exploration and development opportunities in the oil and gas industry.

The Company’s common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol “EUEN”.  We have not been subject to any bankruptcy, receivership or other similar proceedings.

Our Principal Products and Their Markets

In 2006, we were engaged in oil and gas exploration.  We entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which granted our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the MOU was December 7, 2005.  The Block included the producing Alyat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

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

In November, 2006, management of our company met with SOCAR officials in Baku and formally provided written notice to SOCAR that our company was ready to enter into negotiations on the principal terms of a production sharing agreement covering the Block.  SOCAR declined to enter into negotiations for the main principals of the ERDPSA and our MOU expired without extension on December 7, 2006.  Management is continuing in its efforts to either extend the expired MOU or to enter directly into negotiations with SOCAR on the main principals of an ERDSPA covering the Block.  Reference should also be made to “Item 3 – Legal Proceedings” and “Item 6 – Plan of Operation”.

Distribution Methods of Our Products and Services.

Our company does not supply products or services.

Status of Any Publicly Announced New Product or Service.

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition.

The oil and gas exploration business is extremely competitive.  We are a junior exploration company with limited resources and accordingly have a relatively weak competitive position in the industry.  We face extreme competition from larger well financed companies.  Refer to “Item 3 – Legal Proceedings”.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As an oil and gas exploration company, we do not require raw materials and have no principal suppliers.

Dependence on One or a Few Major Customers.

We do not depend on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Our company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

We have not carried out any exploration activities or other form of operations requiring government approval in Azerbaijan.  We have carried out studies of government supplied data and have inspected certain oil and gas facilities for which we received the approval of the State Oil Company of the Azerbaijan Republic.

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

We are currently not subject to compliance with any local, state or federal environmental laws.  In the event we commence exploration activities in the Republic of Azerbaijan, we would comply with all environmental laws affecting the operation of oil and gas companies in Azerbaijan.  The cost of environmental compliance would be factored into our development plan and our standard costs of operation.

Number of total employees and number of full time employees.

In 2006, we had one full time and four part time employees.  Our C.F.O. and Secretary, Mr. Gerald Tuskey, works for our company on a part time basis.  He devotes approximately 50 hours per month to our business and concentrates on administrative matters and regulatory requirements.  Our President and C.E.O., Mr. Nicholas Baxter, works full time on our company’s affairs.  We do not expect any changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the next 24 months.

Item 2.  Description of Property

Office Premises

During our fiscal year ended December 31, 2006, we operated from offices of our President and Chief Executive Officer, Mr. Nicholas W. Baxter, at Downiehills, Blackhills, Peterhead, Aberdeenshire, Scotland, U.K.  These are our principal executive offices.  Our C.F.O. and Corporate Secretary, Mr. Gerald R. Tuskey, works from offices at Suite 1003, 409 Granville Street, Vancouver, British Columbia, V6C 1T2.  This office handles our administrative, financial and corporate regulatory functions.  Our U.K. office is being provided to the Company at no charge and our Vancouver office is being provided to the Company at a rental cost of US$500 per month.  Our company is not a party to any lease.  It is anticipated that our rental arrangement with our executive officers will remain through our 2007 fiscal year.  This office space meets our needs for at least the next 12 months.

Item 3.  Legal Proceedings

On September 25, 2006, our company and our Chief Executive Officer, Nicholas W. Baxter were served in a law suit commenced in the Court of Session in Edinburgh, Scotland.  Our company and Mr. Baxter were sued by Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”).  Mr. Baxter was a director of Arawak until May 5, 2003.  Mr. Baxter was periodically a director of Commonwealth until February, 2006.  Eurasia is not associated with or connected to Arawak or Commonwealth in any business or contractual context.  Arawak and Commonwealth alleged that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing the Company’s MOU for its Block in Azerbaijan.  Eurasia has been made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty.  Arawak and Commonwealth were seeking US$17.2 million in damages from Mr. Baxter, a declaration that Eurasia holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits failing which payment of US$100 million or alternatively damages against Mr. Baxter and Eurasia for breach of confidence in the same amount.  Our company and Mr. Baxter retained joint counsel and filed an appearance and defense.

On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak Energy Corporation, has sought to remove itself from the action.  In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and Eurasia in respect of the alleged breach of fiduciary duty.

Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  Accordingly, our company will reserve comment on all but the most basic elements of the law suit.  We are committed to defending against this law suit and are seeking the earliest possible trial date for resolution of the matter.  It is our expectation that the current law suit will be concluded at least at first instance by the end of 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common shares were quoted for trading on the OTC Bulletin Board on December 2, 2004 under the symbol "PALV".  Effective on January 12, 2006, the Company changed its name to “Eurasia Energy Limited” and changed its ticker symbol to “EUEN”.  The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High (Bid)	Low (Ask)
December 31, 2006	$1.01	$0.30
September 30, 2006	$2.30	$0.60
June 30, 2006	$3.70	$2.00
March 31, 2006	$2.85	$1.60
December 31, 2005	$1.25	$0.985
September 30, 2005	$0.70	$0.40
June 30, 2005	$0.70	$0.40
March 31, 2005	$0.70	$0.40
December 31, 2004	$0.70	$0.40
December 2, 2004 (2)	$0.70	$0.15

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on December 2, 2004.

Our common shares are issued in registered form.  Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.  On December 31, 2006, the shareholders' list of our common shares showed 63 registered shareholders and 20,315,135 shares outstanding.

Recent Sales of Unregistered Securities

In February, 2006, we sold 250,000 units at $3.00 per unit to one (1) subscriber under Regulation S.  Each unit consists of one common share and one warrant to acquire one additional common share of the Company at a price of US$4.00 per share until February 15, 2007.  The warrants expired on February 15, 2007 without being exercised.  The subscriber is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering acknowledges that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Equity Compensation Plan Information

On March 13, 2006, our board of directors established a 2006 stock option plan for our directors, officers, employees and consultants (the “2006 Stock Option Plan”) which allotted 2,000,000 common shares for issuance.

On April 14, 2006, the Company granted each of Mr. Nicholas Baxter and Mr. Gerald R. Tuskey stock options to purchase 500,000 shares each at an exercise price of $3.00 per share until April 14, 2011.  The Company granted Mr. Roger Thomas stock options to purchase a total of 150,000 shares at an exercise price of $3.00 per share until April 14, 2011.  By directors’ resolution dated October 12, 2006, the Company’s board of directors reduced the exercise price of all of the Company’s outstanding stock options from $3.00 per share to $1.00 per share.  On October 12, 2006, our investor relations consultant was granted 35,000 stock options at an exercise price of $1.00 per share until May 31, 2007.  No stock options were exercised by any of our executive officers during the year ended December 31, 2006.

Our Board of Directors administers the 2006 Stock Option Plan.  Our Board is authorized to construe and interpret the provisions of the 2006 Stock Option Plan, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The 2006 Stock Option Plan provides for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options.  Our Board determines the terms and provisions of each option granted under the Stock Option Plan, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

We are engaged in oil and gas exploration.  We entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which granted our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the original MOU was December 7, 2005.  This MOU expired on December 7, 2006 and management is currently working to seek the agreement of SOCAR for an extension of the MOU or an agreement to move directly to negotiation on the main principles of the ERDPSA.  The Block includes the producing Alyat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

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

In November, 2006, management met with SOCAR officials in Baku and notified SOCAR in writing that the Company had completed its development plan and was ready to enter into negotiations for the main principals of the ERDPSA.  Management was informed by SOCAR officials that the lawsuit brought by Arawak and Commonwealth fully described in “Item 3 – Legal Proceedings” of this Form 10KSB, materially prejudiced our company’s opportunity to either extend the MOU or to enter into negotiations for the main principals of an ERDPSA.  Despite having completed our development plan in 2006 and being ready, willing and able to commence negotiations on the main principals of the ERDPSA before the MOU expired, SOCAR declined to negotiate with our company and the current MOU expired on December 7, 2006.

The lawsuit brought by Arawak and Commonwealth against our company (see Item 3 – Legal Proceedings) has resulted in a temporary suspension of our Plan of Operation.  Management plans to return to Baku in the second quarter of 2007 to attempt to re-establish negotiations with SOCAR and to either extend the original MOU or to move directly to negotiations for the main principals of an ERDPSA.  Our chances of successfully re-establishing negotiations with SOCAR are completely uncertain.  We have sufficient funds on hand to complete our defense of the current lawsuit however, our low share price and lack of investor confidence in our management team to secure a firm deal in Azerbaijan makes additional equity financing impossible at this time.

We will continue to conserve our cash reserves through 2007.  The principal focus of management will be the defense of the lawsuit brought by Arawak and Commonwealth.  We have requested the Scottish Courts to schedule the first available trial dates for the lawsuit to be heard.  We are advised by our counsel that the earliest available dates may not be until the third or fourth quarter of 2007.

Our company’s entry into the MOU with SOCAR and change of business did not result in the issuance of any equity or debt securities by our company.  The transaction did not constitute a reverse takeover or “back door listing”.

We do not expect any changes in the number of our employees over the next 12 months.  We will not be purchasing any plant or significant equipment over the next 24 months.  We have sufficient funds on hand for the next 24 months and these funds will allow us to execute the Plan of Operation described in this Form 10-KSB.  Our current management team will satisfy our requirements for the next 24 months.  Our President and C.E.O., Mr. Nicholas W. Baxter, works full time on our company's affairs.  Our C.F.O., Mr. Gerald R. Tuskey, spends approximately 50 hours per month on our company's affairs.

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 23, 2007

Balance Sheet as at December 31, 2006

Statements of Operations for the years ended December 31, 2006 and 2005, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

Statements of Cash Flows for the years ended December 31, 2006 and 2005, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

Notes to the Financial Statements

EURASIA ENERGY LIMITED

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Audited)

December 31, 2006

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.)

Vancouver, British Columbia

We have audited the accompanying balance sheet of Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Energy Limited (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operations and has sustained operating losses resulting in an accumulated deficit at December 31, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 23, 2007

Seattle, Washington

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)
December 31, 2006

BALANCE SHEET

(Expressed in U.S. Dollars)	2006

ASSETS
Current assets
Cash and cash equivalents (Note 4)	$515,312
Interest receivable	751
Prepaid expenses	2,734
Total current assets	518,797

Fixed assets, net (Note 6)	66,233

Total assets	$585,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$22,336
Accounts payable and accrued expenses - related party (Note 8)	34,346
Total current liabilities	56,682

Common stock, par value $0.001, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	20,315
Additional paid-in capital	4,629,709
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(4,112,610)

Total stockholders' equity	528,348

Total liabilities and stockholders' equity	$585,030

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Revenue	$-	$-	$-

Expenses
Consulting	168,721	3,030	171,751
Data acquisition cost	19,300	-	19,300
General and administrative	160,512	2,457	162,969
General and administrative - related party (Note 8)	24,853	-	24,853
Travel	74,893	8,111	83,004
Stock-based compensation (Note 7(c))	3,675,633	-	3,675,633
	4,123,912	13,598	4,137,510

Operating Loss	(4,123,912)	(13,598)	(4,137,510)

Other income and expenses
Interest income	24,900	-	24,900

Loss from continuing operations	(4,099,012)	(13,598)	(4,112,610)

Discontinued operations	-	(22,367)	-

Net loss	$(4,099,012)	$(35,965)	(4,112,610)

Net loss per common share (basic and fully diluted)
Continuing operations	$(0.20)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share	$(0.20)	$(0.00)

Weighted average number of common shares outstanding	20,284,313	19,999,481

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years ended December 31, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, December 31, 2004	19,810,200	$ 19,810	$ 77,113	$ 13,301	$ -	$ 110,224

Issuance of common stock	254,935	255	127,213	-	-	127,468

Net loss for the year ended December 31, 2005				(22,367)	(13,598)	(35,965)

Balance, December 31, 2005	20,065,135	20,065	204,326	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	250	749,750	-	-	750,000

Stock-based compensation expense	-	-	3,675,633	-	-	3,675,633

Net loss for the year ended December 31, 2006	-	-	-	-	(4,099,012)	(4,099,012)

Balance, December 31, 2006	20,315,135	$ 20,315	$ 4,629,709	$ (9,066)	$ (4,112,610)	$ 528,348

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(formerly Pacific Alliance Ventures Ltd.)
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006 and 2005, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2006

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2006	2005	Stage

Cash flows from (used in) operating activities
Loss from continuing operations	$(4,099,012)	$(13,598)	$(4,112,610)
Adjustments to reconcile loss from continuing operations
to net cash flows from operating activities
Stock-based compensation	3,675,633	-	3,675,633
Depreciation	10,307	-	10,307
Change in operating assets and liabilities
Accounts receivable, related party	5,000	-	5,000
Interest receivable	(751)	-	(751)
Prepaid expenses	(451)	-	(451)
Prepaid expenses - related party	(2,283)	-	(2,283)
Accounts payable and accrued expenses	21,736	600	21,736
Accounts payable and accrued expenses - related party	34,346	-	34,346
Net cash used in operating activities	(355,475)	(12,998)	(369,073)

Cash flows from investing activities
Fixed assets additions	(76,540)	-	(76,540)
Net cash used in investing activities	(76,540)	-	(76,540)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	750,000	127,468	750,000
Net cash provided by financing activities	750,000	127,468	750,000

Net cash provided by continuing operations	317,985	114,470	304,387

Net cash used in discontinued operations	-	(23,153)	-

Increase in cash and cash equivalents	317,985	91,317	304,387

Cash and cash equivalents, beginning of period	197,327	106,010	210,925

Cash and cash equivalents, end of period	$515,312	$197,327	$515,312

Cash and cash equivalents, consist of:
Cash at bank	$65,312	$197,327	$65,312
Short term deposit	450,000	-	450,000
	$515,312	$197,327	$515,312

Supplemental Information:

Cash paid for income taxes	$-	$600	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(formerly Pacific Alliance Ventures Ltd.)

(an exploration stage company)

Notes to Financial Statements

December 31, 2006

Note 1 - Organization

Eurasia Energy Limited ("the Company") (formerly Pacific Alliance Ventures Ltd.) (an exploration stage company) was a marketing and advertising service provider during 2005 (Note 5). The Company designed marketing and advertising campaigns for corporate clients wishing to increase awareness of their products, services, corporate image and general corporate branding. The Company conducted its business through offices in Phoenix, Arizona, and Vancouver, British Columbia.

On November 28, 2005, the Company signed a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic ("SOCAR") which granted the Company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement ("ERDPSA") for a 600 square kilometer oil and gas block (the "Block") in the Republic of Azerbaijan. The effective date of the MOU was December 7, 2005. The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

Under the terms of the MOU, the Company had 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulated that SOCAR would provide the Company with all existing data relevant to the Block within 60 days from the effective date of the MOU. The MOU provided for termination in the event that the Company and SOCAR did not sign an agreement on the basic commercial principals and provisions of an ERDPSA on or before December 7, 2006. The termination date passed without the parties agreeing the commercial principals and the MOU terminated. The Company is continuing in discussions with SOCAR with a view to extending the MOU to give more time to reach agreement on the basic commercial principals and provisions of an ERDPSA. The Company has completed its comprehensive study and initial development plan for the 600 square kilometer offshore oil and gas block which is the subject of the MOU.

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

The Company has incurred losses from operations and has an accumulated deficit of $4,112,610 from the date of inception of the exploration stage (November 28, 2005) to December 31, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To meet the objectives in its Plan of Operations, the Company raised $750,000 pursuant to a non-brokered private placement of 250,000 units at $3.00 per unit during the first quarter of 2006. Each unit consists of one share of common stock and one share purchase warrant for acquiring one additional share of common stock for $4.00 per share until February 15, 2007. The Company believes that the cash on hand will be able to meet its on-going costs in the next 12 months. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 – Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has cash equivalents for the year ended December 31, 2006 (Note 4). The Company occasionally has cash deposits in excess of insured limits.

(d)

Fixed Assets

Fixed assets are recorded at cost. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred. Depreciation is computed using the straight-line method at the following rates, calculated to amortize the cost of the assets less their residual values over their estimated useful lives.

Motor vehicle	20%
Office equipment	20%

(e)

Start-up Costs

The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities”, where they are expensed as incurred. For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

(f)

Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2006, the Company did not have proven reserves.

(g)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard (or "SFAS") No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(h)

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”. Convertible securities that could potentially dilute basic earnings per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share information is adjusted retroactively to reflect stock splits and changes in par value.

(i)

Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2006 and 2005.

(j)

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

(k)

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. There are no items of other comprehensive income to present for 2006 and 2005.

(l)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(m)

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Management has determined that there was no impairment as of December 31, 2006 and 2005.

(n)

Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

(o)

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(p)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

Note 4 – Cash Equivalents

As of December 31, 2006, the Company has a short term deposit of $450,000 maintained at a bank, with interest at 4.35% per annum, maturing on January 17, 2007.

Interest receivable of $751 has been accrued as of December 31, 2006.

Note 5 - Discontinued Operations

Loss from discontinued operations in the statements of operations includes expenses of the Company prior to the change in business operations discussed in Note 1. Revenue in the year ended December 31, 2006 and 2005 are $nil and $64,650 respectively, are included in the loss from discontinued operations. As of December 31, 2006, all assets and all liabilities of the discontinued operations have been assumed by the continuing operations. Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of December 31, 2006.

Note 6 - Fixed Assets

Fixed assets consist of the following as at December 31, 2006:

Motor vehicle	$ 74,500
Office equipment	2,040
76,540
Less: accumulated depreciation	(10,307)
$ 66,233

Depreciation charged to operations for the years ended December 31, 2006 and 2005, and the period from inception to December 31, 2006, amounted to $10,307, $nil, and $10,307, respectively.

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

(b)

Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, December 31, 2006	250,000	$ 4.00

As of December 31, 2006, 250,000 warrants at an exercise price of $4.00 expiring on February 15, 2007 are outstanding.

(c)

Options

The movement of options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2005 and 2004	-	$ -
Issued	1,535,000	1.00
Balance, December 31, 2006	1,535,000	$ 1.00

On March 13, 2006, the 2006 Stock Option Plan ("Plan") was approved by the Board of Directors.  The Company has allotted 2,000,000 shares for issuance under the Plan.

On April 14, 2006, the Company granted 1,500,000 stock options at a price of $3 per share to its directors, employees and consultants expiring on April 14, 2011. The stock options are vested immediately. The fair value of the options granted was estimated at $2.44 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, forfeiture rate 0%, expected volatility of 121.2%, risk-free interest rates of 4.97%, and expected lives of 5 years.

The exercise price of the 1,500,000 stock options granted on April 14, 2006 was changed from $3 to $1 per share on October 12, 2006. The fair value of the re-priced options was estimated at $0.70 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, forfeiture rate 0%, expected volatility of 144.8%, risk-free interest rates of 4.74%, and expected lives of 4.5 years.

On October 12, 2006, the Company granted 35,000 stock options at a price of $1 per share expiring on May 31, 2007. The stock options are vested immediately. The fair value of the options granted was estimated at $0.30 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, forfeiture rate 0%, expected volatility of 140.6%, risk-free interest rates of 5.13%, and expected life of 0.6 year.

The weighted average remaining contractual life of the outstanding stock options at December 31, 2006 is 4.2 years.

During the years ended December 31, 2006 and 2005, compensation expense of $3,675,633 and $nil, respectively, were recognized for options previously granted.

Note 8 - Related Party Transactions

Included in accounts payable there is an amount of $34,346 due to the Chief Executive Officer for ongoing expenses incurred on behalf of the Company in United Kingdom.

During the years ended December 31, 2006 and 2005, the Company paid director fees of $7,500 and $nil respectively to one director.

During the years ended December 31, 2006 and 2005, the Company paid corporate and administrative service charges of $17,353 and $nil respectively to a law firm of which a director of the Company is the owner.

Note 9 – Income Taxes

The Company is liable for taxes in United States. As of December 31, 2006, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has available net operating loss carryforwards of approximately $423,000 for tax purposes to offset future taxable income which expires commencing 2025 through to the year 2026. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the tax loss carryforward is approximately $144,000 (2005: $12,200). The Company has provided a valuation allowance against the deferred tax asset. The change in the valuation allowance was an increase of $131,800 (2005: $12,200).

Note 10 - Contingent Liabilities

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

Note 11 - Subsequent Event

On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak Energy Corporation, has sought to remove itself from the action.  In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and the Company in respect of the alleged breach of fiduciary duty.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation on October 20, 2003.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Item 8B.  Other Information

All information required to be disclosed by the Company has been disclosed in the Company’s Form 8K’s filed during the year ended December 31, 2006.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;

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

Name	Age	Position
Nicholas W. Baxter	53	President, C.E.O. and Director
Gerald R. Tuskey	46	C.F.O., Secretary and Director
Roger Thomas	61	Director

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

Resumes

Nicholas B. Baxter, President, C.E.O. and Director

Mr. Baxter was appointed as a director of our company on March 31, 2005 and as President and C.E.O. on November 28, 2005.  Mr. Baxter has a 20 year career in international resource exploration and development.  Originally trained as a geophysicist, Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975.  Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East.  From 1981 to 1985, Mr. Baxter worked for Resource Technology plc, a geophysical equipment sales/services company.  Resource Technology plc went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984.  Mr. Baxter was a non-executive director with Ocean Marine Technologies, Inc. from 1987 to 1990.  Ocean Marine Technologies, Inc. was involved in offshore gold exploration and light manufacturing and went public on the Vancouver Stock Exchange in 1986.  Mr. Baxter was Chief Operating Officer and a director of A&B Geoscience Corporation (now Arawak Energy Corporation) from 1992 to 2002.  During this period, A&B Geoscience Corporation negotiated and managed the first seismic survey in the Caspian Sea by a western contractor.  Additionally, A&B Geoscience Corporation, under Mr. Baxter’s guidance, secured the first onshore production sharing agreement in Azerbaijan in 1998.  A&B Geoscience Corporation raised over US$35 million in equity and debt financing for its seismic operations and oil and gas exploration and development activities.  A&B Geoscience Corporation became controlled by a private oil trading firm in 2002.

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

Roger Thomas, Director

Mr. Thomas has served as our director since March 24, 2006.  Roger Thomas was born in Cardiff in 1945.  He was educated in Wales and at The Leys School, Cambridge.  In 1968, after four years study at the School of Oriental and African Studies (SOAS) of London University, he obtained an Honours Degree in Turkish.

Mr. Thomas joined the Foreign Office in 1968 and first spent three years in London dealing with international maritime law and continental shelf delimitation of all British territories overseas.  In 1971, was posted to the

Chancery (the political section) at the British Embassy in Cairo where he dealt with internal and economic affairs of Egypt (and the Yom Kippur War of October 1973).  Between 1974 and 1978 he served at the British Mission to the EC in Brussels and was spokesman for environmental legislation (mainly concerning permissible levels of industrial discharges to air and water).  There followed a three-year term in Turkey as HM Consul, a politically sensitive post after the Timothy Davy case and Midnight Express.

In 1982 Mr. Thomas was posted back to London where he served in the legal affairs division of European Communities Department with responsibility for parliamentary scrutiny of EC legislation.  In 1986 he started an eight year period of living in Germany, first as Commercial Consul in Frankfurt and later as Consul-General in Stuttgart.  This brought him many years of contact with the banking sector (Deutsche, Dresdner and Commerz Banks in particular) and with German industry (Bosch, Daimler, Porsche, etc).

In 1993 Mr. Thomas returned to the Foreign Office in London where he headed a team of analysts on Iraqi WMD.  He was in charge of all British personnel taking part in UNSCOM weapons inspections in Iraq.

From August 1997 to October 2000, Mr. Thomas served as British Ambassador at Baku, Azerbaijan.  The politics of the Caucasus, good government/human rights, and issues relating to oil and pipelines were the most pressing matters of the time.  He was awarded the CMG (Companion of the order of St Michael and St George) in 2000.  After leaving Baku, he was seconded to the Digital Business Division of BP for six months.

Mr. Thomas’s final diplomatic post was as Consul-General in San Francisco where he was custodian of British commercial interests in California, Nevada, Oregon, Washington, Idaho, Montana and Alaska.  He speaks German, French, Turkish and Azerbaijani.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective January 1, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Eurasia Energy Limited, c/o Suite 1003, 409 Granville Street, Vancouver, B.C., V6C 1T2.

Board Meetings and Committees

Our board of directors did not meet in person or by teleconference during our 2006 fiscal year.  Decisions of the Board of Directors were taken by written resolutions.  Our board of directors did meet subsequent to the end of 2006 fiscal year, on March 7, 2007 and March 9, 2007.  These meetings were attended by all three members of the board of directors.  Our board members are resident in British Columbia, Scotland and England.  This makes it difficult for our board members to meet as a group more than once in each fiscal year.  Messrs. Thomas and Baxter meet regularly in London, England to discuss our corporate business.

Nominating Committee, Audit Committee and Compensation Committee

Our board of directors, consisting of three members, also constitutes each of the nominating committee, audit committee and compensation committee.  Given that our officers work on behalf of our company for no cash compensation, there is no purpose in forming an independent compensation committee.  Additionally, there is currently no function to be administered by a nominating committee as our existing officers and directors will be serving in those positions through the end of the 2007 fiscal year.  Our entire board of directors reviews the quarterly and annual financial statements and serves as a de facto audit committee.

Shareholder Communications

Our company maintains the website www.eurasiaenergy.com .  Investors and shareholders are able to send email correspondence to the Company which is received by an investor relations consultant.  Communications to the Company’s board of directors which are sent through the Company’s website are passed on to board members.

Item 10.  Executive Compensation

The following “Summary Compensation Table” sets out the compensation paid to our executive officers in our last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Non- Qualified Deferred Compen- Sation ($)	All Other Comp- ensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Velda King Former President, C.E.O. and Director	2005	$12,000	$0.00	$0.00	$0.00	0	$0.00	$0.00	$12,000
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00 (1)	0 0	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00
Nicholas W. Baxter President, C.E.O. and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00(1)	0 0	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00

(1)

Each of Gerald Tuskey and Nicholas Baxter have been granted 500,000 stock options exercisable at $1.00 per share until April 14, 2011.  The stock options are not in the money as of the date of this Form 10KSB and therefore have been given no current value.

The following “Outstanding Equity Awards at Fiscal Year End” table sets out the outstanding equity awards to our executive officers which were outstanding as at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas W. Baxter	500,000	0	0	$1.00	April 14, 2011	0	-	0	-
Gerald R. Tuskey	500,000	0	0	$1.00	April 14, 2011	0	-	0	-

The following “Director Compensation” table sets out the compensation paid to our directors for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Roger Thomas	$7,500	-	$0.00 (1)	-	-	-	$7,500

(1)

Mr. Roger Thomas has been granted 150,000 stock options at an exercise price of $1.00 per share which expire on April 14, 2011.  No stock options were exercised by Mr. Thomas as at December 31, 2006.  The stock options are not in the money as of the date of this Form 10KSB and therefore have been given no current value.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2006 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gerald R. Tuskey Director Suite 1003, 409 Granville Street Vancouver, B.C. V6C 1T2	1,000,000 shares Direct Ownership	4.92%
Common	Nicholas W. Baxter President and Director Downiehills, Blackhills Peterhead Aberdeenshire, AB42 3LB U.K. Scotland	3,000,000 shares Direct Ownership	14.76%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	1,500,000 shares Direct Ownership	7.38%

Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	1,500,000 shares Direct Ownership	7.38%
Common	Ryan Bateman 2 Tablerock Avenue Pembroke, Bermuda HM04	1,500,000 shares Direct Ownership	7.38%
Common	Cede & Co. P.O. Box 20 Bowling Green Station New York, NY 10274	5,838,050 shares Indirect Ownership	28.74%
Common	Management as a Group including all executive officers (2) and directors (2)	4,000,000 shares Direct Ownership	19.69%

As at March 19, 2007, the balance of our outstanding common stock was held by 57 registered shareholders, none of whom hold 5% or more of our outstanding common stock.

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

Item 12.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties

Our company has not entered into any related party transactions.

Director Independence

Our company has three members of the board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Following this definition of director independence, Roger Thomas is the only member of our company’s board of directors who is independent.  Mr. Nicholas Baxter serves as our company’s President and Chief Executive Officer and Mr. Gerald Tuskey serves as our company’s Chief Financial Officer and Corporate Secretary.  Neither Mr. Baxter nor Mr. Tuskey receive cash compensation for acting in their capacities as President and C.E.O. and C.F.O., Corporate Secretary, respectively, however, they are not considered independent.

Item 13.  Exhibits

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50608) filed on February 27, 2004 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50608) on February 27, 2004 incorporated herein by reference.
13.1	Form 10QSB for the Period ended March 31, 2006, filed on May 15, 2006, incorporated herein by reference.
13.2	Form 10QSB for the Period ended June 30, 2006, filed on August 14, 2006, incorporated herein by reference.
13.3	Form 10QSB for the Period ended September 30, 2006, filed on November 13, 2006, incorporated herein by reference.
14.1	Code of Ethics
23	Consent of Auditor
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32	Section 906 Certification

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the period ended December 31, 2006, the aggregate fees to Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2006 quarterly financial statements included on Form 10-QSB were $18,500.  For the period ended December 31, 2005, the aggregate fees to Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2005 quarterly financial statements included on Form 10-QSB were $12,142.

Audit Related Fees

For the periods ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.

Tax Fees

For the period ended December 31, 2006, the aggregate fees expected to be paid to Peterson Sullivan PLLC for tax compliance professional services, other than those services listed above, approximate $2,000.  For the period ended December 31, 2005, the aggregate fees to Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, totalled $2,963.

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

Dated:  March 28, 2007

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

Chief Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald R. Tuskey

Gerald R. Tuskey, C.F.O., Secretary and Director

March 28, 2007

Date