Form 10QSB
period 2007-03-31
EURASIA ENERGY LTD
filed 2007-05-15
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,315,135 common shares as of May 14, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2007

Statements of Operations for the three months ended March 31, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2007

Statements of Stockholders’ Equity for the three months ended March 31, 2007 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2007

Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through March 31, 2007

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EURASIA ENERGY LIMITED

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

March 31, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

EURASIA ENERGY LIMITED
(an exploration stage company)

BALANCE SHEET
March 31, 2007
(Unaudited)

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash and cash equivalents (Note 4)	$370,945
Interest receivable	504
Prepaid expenses - related party (Note 7)	4,892
Total current assets	376,341

Fixed assets, net (Note 5)	62,406

Total assets	$438,747

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,993
Accounts payable and accrued expenses - related party (Note 7)	3,127
Total current liabilities	9,120

Common stock, par value $0.001, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	20,315
Additional paid-in capital	4,629,709
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(4,211,331)

Total stockholders' equity	429,627

Total liabilities and stockholders' equity	$438,747

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through March 31, 2007
(Unaudited)

			Cumulative
			During the
	Three months ended March 31,		Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Revenue	$-	$-	$-

Expenses
Consulting	1,000	-	172,751
Data acquisition cost	-	19,300	19,300
General and administrative	73,950	26,566	236,919
General and administrative - related party (Note 7)	4,037	3,090	28,890
Travel	24,032	3,000	107,036
Stock-based compensation	-	-	3,675,633
	103,019	51,956	4,240,529

Operating Loss	(103,019)	(51,956)	(4,240,529)

Other income and expenses
Interest income	4,298	2,762	29,198

Net loss	$(98,721)	$(49,194)	$(4,211,331)

Net loss per common share (basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	20,315,135	20,190,135

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2007 and for the Period from November 28, 2005
(the effective date of the exploration stage) through March 31, 2007
(Unaudited)
					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 20,065	$ 204,326	$ (9,066)	$ -	$ 215,325

Net loss for the period ended December 31, 2005				-	(13,598)	(13,598)

Balance, December 31, 2005	20,065,135	20,065	204,326	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	250	749,750	-	-	750,000

Stock-based compensation expense	-	-	3,675,633	-	-	3,675,633

Net loss for the year ended December 31, 2006	-	-	-	-	(4,099,012)	(4,099,012)

Balance, December 31, 2006	20,315,135	$ 20,315	$ 4,629,709	$ (9,066)	$ (4,112,610)	$ 528,348

Net loss for the three months ended March 31, 2007	-	-	-	-	(98,721)	(98,721)

Balance, March 31, 2007	20,315,135	$ 20,315	$ 4,629,709	$ (9,066)	$ (4,211,331)	$ 429,627

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through March 31, 2007
(Unaudited)

			Cumulative
			During the
	Three months ended March 31,		Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Cash flows from (used in) operating activities
Net Loss from continuing operations	$(98,721)	$(49,194)	$(4,211,331)
Adjustments to reconcile loss from continuing operations
to net cash flows from operating activities
Stock-based compensation	-	-	3,675,633
Depreciation	3,827	-	14,134
Change in operating assets and liabilities
Accounts receivable, related party	-	5,000	5,000
Interest receivable	247	(2,762)	(504)
Prepaid expenses	2,734	(24,749)	2,283
Prepaid expenses - related party	(4,892)	(20,000)	(7,175)
Accounts payable and accrued expenses	(16,343)	600	5,393
Accounts payable and accrued expenses - related party	(31,219)	-	3,127
Net cash used in operating activities	(144,367)	(91,105)	(513,440)

Cash flows from investing activities
Fixed assets additions	-	-	(76,540)
Net cash used in investing activities	-	-	(76,540)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	750,000	750,000
Net cash provided by financing activities	-	750,000	750,000

Increase in cash and cash equivalents	(144,367)	658,895	160,020

Cash and cash equivalents, beginning of period	515,312	197,327	210,925

Cash and cash equivalents, end of period	$370,945	$856,222	$370,945

Cash and cash equivalents, consist of:
Cash at bank	$45,945	$56,222	$45,945
Short term deposit	325,000	800,000	325,000
	$370,945	$856,222	$370,945

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(an exploration stage company)

Unaudited

Notes to Financial Statements

March 31, 2007

Note 1 - Organization

Eurasia Energy Limited ("the Company") (an exploration stage company) is engaged in oil and gas exploration.

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

Under the terms of the MOU, the Company had 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulated that SOCAR would provide the Company with all existing data relevant to the Block within 60 days from the effective date of the MOU. The MOU provided for termination in the event that the Company and SOCAR did not sign an agreement on the basic commercial principals and provisions of an ERDPSA on or before December 7, 2006. The termination date passed without the parties agreeing the commercial principals and the MOU terminated. The Company is continuing in discussions with SOCAR with a view to extending the MOU to give more time to reach agreement on the basic commercial principals and provisions of an ERDPSA. The Company has completed its comprehensive study and initial development plan for the 600 square kilometer offshore oil and gas block which is the subject of the MOU. See also Note 9.

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

The Company has incurred losses from operations and has an accumulated deficit of $4,211,331 from the effective date of the exploration stage (November 28, 2005) to March 31, 2007. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with United States generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the annual financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

Note 4 – Cash Equivalents

As of March 31, 2007, the Company has a short term deposit of $325,000 maintained at a bank, with interest at 4.35% per annum, maturing on April 18, 2007.

Interest receivable of $504 has been accrued as of March 31, 2007.

Note 5 - Fixed Assets

Fixed assets consist of the following as at March 31, 2007:

Motor vehicle	$ 74,500
Office equipment	2,040
76,540
Less: accumulated depreciation	(14,134)
$ 62,406

Depreciation charged to operations for the three months ended March 31, 2007 and 2006, and the period from inception to March 31, 2007, amounted to $3,827, $nil, and $14,134, respectively.

Note 6 - Common Stock, Warrants and Options

(a) Common Stock

On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock. The accompanying financial statements are presented on a post-split basis.

(b) Warrants

The movement of share purchase warrants can be summarized as follows:

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, December 31, 2006	250,000	4.00
Expired	(250,000)	4.00
Balance, March 31, 2007	-

During the three months ended March 31, 2007, no warrants were issued or exercised.  250,000 warrants at an exercise price of $4.00 each expired on February 15, 2007.

(c) Options

The movement of options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2005	-	$ -
Issued in 2006	1,535,000	1.00
Balance, March 31, 2007 and December 31, 2006	1,535,000	1.00

The following table summarizes information about stock options outstanding at March 31, 2007:

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$ 1.00	1,535,000	3.95	$ 1.00	1,535,000	$ 1.00

Note 7 - Related Party Transactions

Included in accounts payable there is an amount of $3,127 due to a director for ongoing expenses incurred on behalf of the Company in Canada.

During the three months ended March 31, 2007, the Company paid corporate and administrative service charges of $4,037 (2006: $nil) to a law firm of which a director of the Company is the owner.

Note 8 - New Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 159.

Note 9 - Contingent Liabilities

On October 10, 2006, Eurasia announced that the Company and its Chief Executive Officer, Nicholas W. Baxter, had been named in a lawsuit commenced in the Court of Session in Edinburgh, Scotland. The pursuers in the action were Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”). Arawak and Commonwealth alleged that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing Eurasia’s MOU for its block in Azerbaijan. The Company was made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty. Arawak and Commonwealth were seeking US$17.2 million in damages from Mr. Baxter, a declaration that Eurasia holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits, failing which payment of US$100 million or, alternatively, damages against Mr. Baxter and Eurasia for breach of confidence in the same amount. The Company and Mr. Baxter retained joint counsel and filed an appearance and defense.

The parties have appeared twice before Lord Reed of the Commercial Court on preliminary matters. Both the pursuers and the defenders have amended their original pleadings.  On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak, has sought to remove itself from the action. In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and the Company in respect of an alleged breach of fiduciary duty to Commonwealth.

The Company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish courts. Accordingly, the Company will reserve comment on all but the most basic elements of the lawsuit.  Trial of this matter has been scheduled to commence on August 28, 2007.

Note 10 - Subsequent Events

On April 4, 2007, the Company reduced the exercise price of the outstanding 1,535,000 stock options from $1.00 to $0.25 each.

On April 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan which allocates 2,000,000 common shares for issuance under the plan.

On April 4, 2007, the Company granted 465,000 and 1,250,000 stock options under its 2006 and 2007 stock option plans, respectively, to employees and consultants at $0.25 each, expiring on April 4, 2012. The options are vesting at the rate of 20% per year over five years from April 4, 2007.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

In November, 2006, management met with SOCAR officials in Baku and notified SOCAR in writing that the Company had completed its development plan and was ready to enter into negotiations for the main principals of the ERDPSA.  Management was informed by SOCAR officials that the lawsuit brought by Arawak and Commonwealth fully described in “Item 3 – Legal Proceedings” of our Form 10KSB, materially prejudiced our company’s opportunity to either extend the MOU or to enter into negotiations for the main principals of an ERDPSA.  Despite having completed our development plan in 2006 and being ready, willing and able to commence negotiations on the main principals of the ERDPSA before the MOU expired, SOCAR declined to negotiate with our company and the current MOU expired on December 7, 2006.

The lawsuit brought by Arawak and Commonwealth against our company (see Item 1 – Legal Proceedings in Part II) has resulted in a temporary suspension of our Plan of Operation.  Management plans to return to Baku in the second quarter of 2007 to attempt to re-establish negotiations with SOCAR and to either extend the original MOU or to move directly to negotiations for the main principals of an ERDPSA.  Our chances of successfully re-establishing negotiations with SOCAR are completely uncertain.  We have sufficient funds on hand to complete our defense of the current lawsuit, however, our low share price and lack of investor confidence in our management team to secure a firm deal in Azerbaijan makes additional equity financing impossible at this time.

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

We do not expect any changes in the number of our employees over the next 12 months.  We will not be purchasing any plant or significant equipment over the next 24 months.  We have sufficient funds on hand for the next 12 months and these funds will allow us to execute the Plan of Operation described in this Form 10-QSB.  Our current management team will satisfy our requirements for the next 24 months.  Our President and C.E.O., Mr. Nicholas W. Baxter, works full time on our company's affairs.  Our C.F.O., Mr. Gerald R. Tuskey, spends approximately 50 hours per month on our company's affairs.

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the

effectiveness of the Company's disclosure controls and procedures as of March 31, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Company did not file any Form 8K’s during the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  May 14, 2007

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director