Form 10QSB
period 2007-06-30
EURASIA ENERGY LTD
filed 2007-08-14
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,315,135 common shares as of August 13, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2007

Statements of Operations for the three months and six months ended June 30, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2007

Statements of Stockholders’ Equity for the six months ended June 30, 2007 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2007

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through June 30, 2007

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EURASIA ENERGY LIMITED

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

EURASIA ENERGY LIMITED
(an exploration stage company)

BALANCE SHEET
June 30, 2007
(Unaudited)

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash and cash equivalents (Note 4)	$189,078
Interest receivable	148
Prepaid expenses	63,008
Prepaid expenses - related party (Note 7)	11,692
Total current assets	263,926

Fixed assets, net (Note 5)	58,579

Total assets	$322,505

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,364
Accounts payable and accrued expenses - related party (Note 7)	13,535
Total current liabilities	15,899

Common stock, par value $0.001, authorized 100,000,000
shares; issued and outstanding 20,315,135 shares	20,315
Additional paid-in capital	4,879,905
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(4,584,548)

Total stockholders' equity	306,606

Total liabilities and stockholders' equity	$322,505

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through June 30, 2007
(Unaudited)
					Cumulative
					During the
	Three months ended June 30,		Six months ended June 30,		Exploration
(Expressed in U.S. Dollars)	2007	2006	2007	2006	Stage

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting	10,637	14,436	11,637	14,436	183,388
Data acquisition cost	-	(700)	-	19,300	19,300
General and administrative	70,575	53,313	144,525	79,179	307,494
General and administrative - related party (Note 7)	3,052	6,880	7,089	9,970	31,942
Travel	41,496	22,707	65,528	25,707	148,532
Stock-based compensation	250,196	3,665,133	250,196	3,665,133	3,925,829
	375,956	3,761,769	478,975	3,813,725	4,616,485

Operating Loss	(375,956)	(3,761,769)	(478,975)	(3,813,725)	(4,616,485)

Other income and expenses
Interest income	2,739	8,232	7,037	10,994	31,937

Net loss	$(373,217)	$(3,753,537)	$(471,938)	$(3,802,731)	$(4,584,548)

Net loss per common share (basic and fully diluted)	$(0.02)	$(0.18)	$(0.02)	$(0.19)

Weighted average number of common
shares outstanding	20,315,135	20,315,135	20,315,135	20,252,980

(The accompanying notes are an integral part of these financial statements)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2007 and for the Period from November 28, 2005
(the effective date of the exploration stage) through June 30, 2007
(Unaudited)
					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 20,065	$ 204,326	$ (9,066)	$ -	$ 215,325

Net loss for the year ended December 31, 2005				-	(13,598)	(13,598)

Balance, December 31, 2005	20,065,135	20,065	204,326	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	250	749,750	-	-	750,000

Stock-based compensation expense	-	-	3,675,633	-	-	3,675,633

Net loss for the year ended December 31, 2006	-	-	-	-	(4,099,012)	(4,099,012)

Balance, December 31, 2006	20,315,135	20,315	4,629,709	(9,066)	(4,112,610)	528,348

Stock-based compensation expense	-	-	250,196	-	-	250,196

Net loss for the six months ended June 30, 2007	-	-	-	-	(471,938)	(471,938)

Balance, June 30, 2007	20,315,135	$ 20,315	$ 4,879,905	$ (9,066)	$ (4,584,548)	$ 306,606

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through June 30, 2007
(Unaudited)
			Cumulative
			During the
	Six months ended June 30,		Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Cash flows from (used in) operating activities
Net Loss from continuing operations	$(471,938)	$(3,802,731)	$(4,584,548)
Adjustments to reconcile loss from continuing operations
to net cash flows from operating activities
Stock-based compensation	250,196	3,665,133	3,925,829
Depreciation	7,654	2,681	17,961
Change in operating assets and liabilities
Accounts receivable, related party	-	5,000	5,000
Interest receivable	603	(1,694)	(148)
Prepaid expenses	(62,557)	(13,799)	(63,008)
Prepaid expenses - related party	(9,409)	(9,508)	(11,692)
Accounts payable and accrued expenses	(19,972)	600	1,764
Accounts payable and accrued expenses - related party	(20,811)	-	13,535
Net cash used in operating activities	(326,234)	(154,318)	(695,307)

Cash flows from investing activities
Fixed assets additions	-	(76,875)	(76,540)
Net cash used in investing activities	-	(76,875)	(76,540)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	750,000	750,000
Net cash provided by financing activities	-	750,000	750,000

Increase (Decrease) in cash and cash equivalents	(326,234)	518,807	(21,847)

Cash and cash equivalents, beginning of period	515,312	197,327	210,925

Cash and cash equivalents, end of period	$189,078	$716,134	$189,078

Cash and cash equivalents, consist of:
Cash at bank	$89,078	$16,134	$89,078
Short term deposit	100,000	700,000	100,000
	$189,078	$716,134	$189,078

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(an exploration stage company)

Unaudited

Notes to Financial Statements

June 30, 2007

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

The Company's offices in Aberdeenshire, Scotland are currently provided on a rent free basis.  The Company is charged $500 per month for office space in Vancouver, B.C. which is provided by a corporation which is controlled by a director of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

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

The Company has incurred losses from operations and has an accumulated deficit of $4,584,548 from the effective date of the exploration stage (November 28, 2005) to June 30, 2007.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

Note 4 – Cash Equivalents

As of June 30, 2007, the Company has a short term deposit of $100,000 maintained at a bank, with interest at 4.50% per annum, maturing on July 18, 2007.

Interest receivable of $148 has been accrued as of June 30, 2007.

Note 5 - Fixed Assets

Fixed assets consist of the following as at June 30, 2007:

Motor vehicle	$74,500
Office equipment	2,040
76,540
Less: accumulated depreciation	(17,961)
$58,579

Depreciation charged to operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the period from inception to June 30, 2007, amounted to $3,827 (2006: $2,681), $7,654 (2006: $2,681), and $17,961, respectively.

Note 6 - Common Stock, Warrants and Options

(a) Common Stock

On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.

(b) Warrants

The movement of share purchase warrants can be summarized as follows:

Weighted average
Number of warrantsexercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, December 31, 2006	250,000	4.00
Expired	(250,000)	4.00
Balance, June 30, 2007	-

During the six months ended June 30, 2007, no warrants were issued or exercised.  On February 2007, 250,000 warrants at an exercise price of $4.00 each expired.

(c) Options

The movement of options can be summarized as follows:

Weighted average
Number of optionsexercise price

Balance, December 31, 2005	-	$ -
Issued	1,535,000	0.25
Balance, December 31, 2006	1,535,000	0.25
Issued	1,715,000	0.25
Balance, June 30, 2007	3,250,000	0.25

On April 4, 2007, the Company reduced the exercise price of the outstanding 1,535,000 stock options from $1.00 to $0.25 each and also extended the expiry date of 35,000 stock options from May 31, 2007 to April 14, 2011.  The weighted average fair value of the re-priced options was estimated at $0.17 by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, forfeiture rate 0%, expected volatility between 142.3% to 144.0%, risk-free interest rate of 4.55%, and expected lives between 4.5 to 5.0 years.

On April 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan which allocates 2,000,000 common shares for issuance under the plan.

On April 4, 2007, the Company granted 465,000 and 1,250,000 stock options under its 2006 and 2007 stock option plans, respectively, to employees and consultants at $0.25 each, expiring on April 4, 2012.  The options are vesting at the rate of 20% per year over five years from April 4, 2007 with 20% vesting immediately.  The fair value of the 1,715,000 options granted was estimated at $0.18 each, for a total of amount of $308,700, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 143.97%, risk-free interest rates of 4.55%, and expected lives of 5.0 years.

The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding at	Contractual	Average	Exercisable at	Average
Exercise	June 30,	Life	Exercise	June 30,	Exercise
Prices	2007	(Years)	Price	2007	Price

$0.25	3,250,000	4.31	$0.25	1,878,000	$0.25

Note 7 - Related Party Transactions

Included in accounts payable there is an amount of $490 due to a director for ongoing expenses incurred on behalf of the Company in Canada.

Included in accounts payable there is an amount of $13,045 due to the Chief Executive Officer for ongoing expenses incurred on behalf of the Company in United Kingdom.

During the three-month and six-month periods ended June 30, 2007, the Company paid corporate and administrative service charges of $3,052 (2006: $6,880) and $7,089 (2006: $9,970) to a law firm of which a director of the Company is the owner.

During the three-month and six-month periods ended June 30, 2007, the Company paid director fee of $2,500 (2006: $2,500) and $2,500 (2006: $2,500) to a director, respectively.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB Statement No. 87, Employers’ Accounting for Pensions, Appendix B of FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Appendix C of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to reflect the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This FSP also amends the questions and answers contained in FASB Special Reports, A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively.  This FSP supersedes those FASB Special Reports.  Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158.  This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158.  Currently the company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on the financial statements.

Note 9 - Contingent Liabilities

On September 25, 2006, the Company and its Chief Executive Officer, Nicholas W. Baxter were served in a law suit commenced in the Court of Session in Edinburgh, Scotland.   The Company and Mr. Baxter were sued by Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”).  Mr. Baxter was a director of Arawak until May 5, 2003.   Mr. Baxter was periodically a director of Commonwealth until February, 2006.  The Company is not associated with or connected to Arawak or Commonwealth in any business or contractual context.   Arawak and Commonwealth

alleged that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing the Company’s MOU for its Block in Azerbaijan.  The Company has been made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty. Arawak and Commonwealth were seeking US$17.2 million in damages from Mr. Baxter, a declaration that the Company holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits failing which payment of US$100 million or alternatively damages against Mr. Baxter and the Company for breach of confidence in the same amount.  The Company and Mr. Baxter retained joint counsel and filed an appearance and defense.

On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak Energy Corporation, has removed itself from the action.   In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and the Company in respect of the alleged breach of fiduciary duty.

The Company is optimistic that the claims against it and Nicholas Baxter will be defended successfully. However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts. A three week trial is scheduled to commence August 28, 2007.

Note 10 - Subsequent Events

The Company has filed a Registration Statement with Securities Exchange Commission on its plan of conversion to change its jurisdiction from the State of Nevada to Anguilla, British West Indies, which has been adopted by the board of directors and requisite vote of stockholders of the Company.  The primary purpose of the conversion is to enhance the Company’s ability to operate internationally from a jurisdiction which is easily accessible from North America and Europe.  Our principal assets and offices are already located outside the U.S. and there is no compelling reason for the Company to remain a U.S. corporation.   Anguilla is a cost effective location for these purposes and has a secondary benefit of being a low tax jurisdiction.  The Company is waiting for the final approval of the Securities Exchange Commission.

After obtaining the approval from Securities Exchange Commission and on the effective time of the conversion, each issued and outstanding share of the Company capital stock will remain as one common share of the Company in accordance with the terms of the plan of conversion.

Each option or warrant to acquire the common stock of the Company granted under the Company’s stock plans or otherwise issued by the Company and that is outstanding and unexercised immediately prior to the effective time of the conversion will continue to be assumed by the Company without alteration

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

In November, 2006, management met with SOCAR officials in Baku and notified SOCAR in writing that the Company had completed its development plan and was ready to enter into negotiations for the main principals of the ERDPSA.  Management was informed by SOCAR officials that the lawsuit brought by Arawak and Commonwealth fully described in Item 1 of Part II of this Form 10QSB, materially prejudiced our company’s opportunity to either extend the MOU or to enter into negotiations for the main principals of an ERDPSA.  Despite having completed our development plan in 2006 and being ready, willing and able to commence negotiations on the main principals of the ERDPSA before the MOU expired, SOCAR declined to negotiate with our company and the current MOU expired on December 7, 2006.

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

We will continue to conserve our cash reserves through 2007.  The principal focus of management will be the defense of the lawsuit brought by Arawak and Commonwealth.  Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  A three week trial is scheduled to commence August 28, 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak Energy Corporation, has removed itself from the action.  In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and Eurasia in respect of the alleged breach of fiduciary duty.

Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  A three week trial is schedule to commence August 28, 2007.

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

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Company did not file any Form 8K’s during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  August 13, 2007

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director