Form 10KSB/A
period 2006-12-31
EURASIA ENERGY LTD
filed 2007-09-11
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB – Amendment No. 1

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

Item 4.  Submission of Matters to a Vote of Security Holders

In lieu of a meeting of stockholders, stockholders representing 56.6% of the issued and outstanding common shares of the Company voted by consent resolutions dated November 1, 2006 to approve a continuation of the Company from the State of Nevada to Anguilla, British West Indies.

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

The lawsuit brought by Arawak and Commonwealth against our company (see Item 3 – Legal Proceedings) has resulted in a temporary suspension of our Plan of Operation.  In the event we successfully defend this lawsuit, management plans to return to Baku to attempt to re-establish negotiations with SOCAR and to either extend the original MOU or to move directly to negotiations for the main principals of an ERDPSA.  Our chances of successfully re-establishing negotiations with SOCAR are completely uncertain.  We have sufficient funds on hand to complete our defense of the current lawsuit.

We will continue to conserve our cash reserves through 2007.  The principal focus of management will be the defense of the lawsuit brought by Arawak and Commonwealth.  We have requested the Scottish Courts to schedule the first available trial dates for the lawsuit to be heard.  We are advised by our counsel that the earliest available dates may not be until the third or fourth quarter of 2007.  Uncertainty in the outcome of the lawsuit against our company may result in our reported financial information not being indicative of future operating results or financial condition.

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

(i)

Legal Proceedings

The Company accrues for estimated losses from legal actions or claims, including legal expenses, in accordance with SFAS 5 “Accounting for Contingencies”, which requires recognition of losses when a loss is determined to be probable and the amount can be reasonably estimated.   There are no accruals for estimated losses for legal actions as of December 31, 2006 and 2005.

(j)

Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2006 and 2005.

(k)

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

(l)

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. There are no items of other comprehensive income to present for 2006 and 2005.

(m)

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

(n)

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

(o)

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

(p)

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

(q)

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

Note 6 - Fixed Assets

Fixed assets consist of the following as at December 31, 2006:

Motor vehicle	$74,500
Office equipment	2,040
76,540
Less: accumulated depreciation	(10,307)
$66,233

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

(b)

Warrants

The movement of share purchase warrants can be summarized as follows:

Weighted average
Number of warrants		exercise price

Balance, December 31, 2005	-	$-
Issued	250,000	4.00
Balance, December 31, 2006	250,000	$4.00

As of December 31, 2006, 250,000 warrants at an exercise price of $4.00 expiring on February 15, 2007 are outstanding.

(c)

Options

The movement of options can be summarized as follows:

Weighted average
Number of options		exercise price

Balance, December 31, 2005 and 2004	-	$-
Issued	1,535,000	1.00
Balance, December 31, 2006	1,535,000	$1.00

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

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

Item 10.  Executive Compensation

The following “Summary Compensation Table” sets out the compensation paid to our executive officers in our last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Non- Qualified Deferred Compen- Sation ($)	All Other Comp- ensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Velda King Former President, C.E.O. and Director	2005	$12,000	$0.00	$0.00	$0.00	0	$0.00	$0.00	$12,000
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $355,000 (1)	0 0	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00
Nicholas W. Baxter President, C.E.O. and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $355,000(1)	0 0	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00

(1)

Each of Gerald Tuskey and Nicholas Baxter have been granted 500,000 stock options exercisable at $1.00 per share until April 14, 2011.  The fair value of the option awards have been calculated using the Black Scholes valuation model.

The following “Outstanding Equity Awards at Fiscal Year End” table sets out the outstanding equity awards to our executive officers which were outstanding as at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas W. Baxter	500,000	0	0	$1.00	April 14, 2011	0	-	0	-
Gerald R. Tuskey	500,000	0	0	$1.00	April 14, 2011	0	-	0	-

The following “Director Compensation” table sets out the compensation paid to our directors for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Roger Thomas	$7,500	-	$106,500 (1)	-	-	-	$7,500

(1)

Mr. Roger Thomas has been granted 150,000 stock options at an exercise price of $1.00 per share which expire on April 14, 2011.  No stock options were exercised by Mr. Thomas as at December 31, 2006.  The fair value of the option awards have been calculated using the Black Scholes valuation model.

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

Item 13.  Exhibits

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50608) filed on February 27, 2004 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50608) on February 27, 2004 incorporated herein by reference.
13.1	Form 10QSB for the Period ended March 31, 2006, filed on May 15, 2006, incorporated herein by reference.
13.2	Form 10QSB for the Period ended June 30, 2006, filed on August 14, 2006, incorporated herein by reference.
13.3	Form 10QSB for the Period ended September 30, 2006, filed on November 13, 2006, incorporated herein by reference.
14.1	Code of Ethics, filed on March 30, 2007, incorporated herein by reference.
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32	Section 906 Certification

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

Dated:  September 10, 2007

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

Chief Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald R. Tuskey

Gerald R. Tuskey, C.F.O., Secretary and Director

September 10, 2007

Date