Form 10QSB/A
period 2007-06-30
EURASIA ENERGY LTD
filed 2007-09-11
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB – Amendment No. 1

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    24,315,135 common shares as of September 10, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.  This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB Statement No. 87, Employers’ Accounting for Pensions, Appendix B of FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Appendix C of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to reflect the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This FSP also amends the questions and answers contained in FASB Special Reports, A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively.  This FSP supersedes those FASB Special Reports.  Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158.  This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158.  Currently the Company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on the financial statements.

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

We will continue to conserve our cash reserves through 2007.  The principal focus of management will be the defense of the lawsuit brought by Arawak and Commonwealth.  Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  A three week trial is scheduled to run from August 28 to September 14, 2007.

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

Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  A three week trial is scheduled to run from August 28 to September 14, 2007.

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