Form 10QSB
period 2007-09-30
EURASIA ENERGY LTD
filed 2007-11-14
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    24,315,135 common shares as of November 13, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EURASIA ENERGY LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2007

Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2007

Statements of Stockholders’ Equity for the nine months ended September 30, 2007 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2007

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from November 28, 2005 (the effective date of the exploration stage) through September 30, 2007

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EURASIA ENERGY LIMITED

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

EURASIA ENERGY LIMITED
(an exploration stage company)

BALANCE SHEET
September 30, 2007
(Unaudited)

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash and cash equivalents (Note 4)	$931,600
Interest receivable	1,630
Prepaid expenses	45,096
Prepaid expenses - related party (Note 7)	5,745
Total current assets	984,071

Fixed assets, net (Note 5)	54,752

Total assets	$1,038,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,425
Accounts payable and accrued expenses - related party (Note 7)	12,402
Total current liabilities	16,827

Common stock, par value $0.001, authorized 100,000,000
shares; issued and outstanding 24,315,135 shares	24,315
Additional paid-in capital	5,908,062
Accumulated deficit	(9,066)
Deficit accumulated during the exploration stage	(4,901,315)

Total stockholders' equity	1,021,996

Total liabilities and stockholders' equity	$1,038,823

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through September 30, 2007
(Unaudited)

					Cumulative
					During the
	Three months ended September 30,		Nine months ended September 30,		Exploration
(Expressed in U.S. Dollars)	2007	2006	2007	2006	Stage

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting	25,598	82,798	37,235	97,234	208,986
Data acquisition cost	-	-	-	19,300	19,300
General and administrative	242,968	31,026	387,493	110,205	550,462
General and administrative - related party (Note 7)	6,125	4,198	13,214	14,168	38,067
Travel	16,388	15,576	81,916	41,283	164,920
Stock-based compensation	32,157	-	282,353	3,665,133	3,957,986
	323,236	133,598	802,211	3,947,323	4,939,721

Operating Loss	(323,236)	(133,598)	(802,211)	(3,947,323)	(4,939,721)

Other income and expenses
Interest income	6,469	7,814	13,506	18,808	38,406

Net loss	$(316,767)	$(125,784)	$(788,705)	$(3,928,515)	$(4,901,315)

Net loss per common share (basic and fully diluted)	$(0.01)	$(0.01)	$(0.04)	$(0.19)

Weighted average number of common
shares outstanding	21,402,092	20,315,135	20,681,435	20,273,926

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2007 and for the Period from November 28, 2005
(the effective date of the exploration stage) through September 30, 2007
(Unaudited)

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 20,065	$ 204,326	$ (9,066)	$ -	$ 215,325

Net loss for the year ended December 31, 2005				-	(13,598)	(13,598)

Balance, December 31, 2005	20,065,135	20,065	204,326	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	250	749,750	-	-	750,000

Stock-based compensation expense	-	-	3,675,633	-	-	3,675,633

Net loss for the year ended December 31, 2006	-	-	-	-	(4,099,012)	(4,099,012)

Balance, December 31, 2006	20,315,135	20,315	4,629,709	(9,066)	(4,112,610)	528,348

Common stock issued for cash	4,000,000	4,000	596,000	-	-	600,000

Issuance of warrants on private placement			400,000			400,000

Stock-based compensation expense	-	-	282,353	-	-	282,353

Net loss for the nine months ended September 30, 2007	-	-	-	-	(788,705)	(788,705)

Balance, September 30, 2007	24,315,135	$ 24,315	$ 5,908,062	$ (9,066)	$ (4,901,315)	$ 1,021,996

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through September 30, 2007
(Unaudited)

			Cumulative
			During the
	Nine months ended September 30,		Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Cash flows from (used in) operating activities
Net Loss from continuing operations	$(788,705)	$(3,928,515)	$(4,901,315)
Adjustments to reconcile loss from continuing operations
to net cash flows from operating activities
Stock-based compensation	282,353	3,665,133	3,957,986
Depreciation	11,481	6,525	21,788
Change in operating assets and liabilities
Accounts receivable, related party	-	5,000	5,000
Interest receivable	(879)	(1,510)	(1,630)
Prepaid expenses	(42,362)	(1,054)	(42,813)
Prepaid expenses - related party	(5,745)	(12,619)	(8,028)
Accounts payable and accrued expenses	(17,911)	34,582	3,825
Accounts payable and accrued expenses - related party	(21,944)	-	12,402
Net cash used in operating activities	(583,712)	(232,458)	(952,785)

Cash flows from investing activities
Fixed assets additions	-	(76,875)	(76,540)
Net cash used in investing activities	-	(76,875)	(76,540)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	1,000,000	750,000	1,750,000
Net cash provided by financing activities	1,000,000	750,000	1,750,000

Increase in cash and cash equivalents	416,288	440,667	720,675

Cash and cash equivalents, beginning of period	515,312	197,327	210,925

Cash and cash equivalents, end of period	$931,600	$637,994	$931,600

Cash and cash equivalents, consist of:
Cash at bank	$81,600	$57,994	$81,600

Short term deposit	850,000	580,000	850,000
	$931,600	$637,994	$931,600

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(an exploration stage company)

Unaudited

Notes to Financial Statements

September 30, 2007

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

Under the terms of the MOU, the Company had 12 months to negotiate and sign the ERDPSA with SOCAR.  The MOU stipulated that SOCAR would provide the Company with all existing data relevant to the Block within 60 days from the effective date of the MOU.  The MOU provided for termination in the event that the Company and SOCAR did not sign an agreement on the basic commercial principles and provisions of an ERDPSA on or before December 7, 2006.  The termination date passed without the parties agreeing the commercial principles and the MOU terminated.  Management is currently working to seek the agreement of SOCAR for an extension of the MOU or an agreement to move directly to negotiation on the main principles of the ERDPSA.  The Company has completed its comprehensive study and initial development plan for the 600 square kilometer offshore oil and gas block which is the subject of the MOU. See also Note 9.

The Company's offices in Aberdeenshire, Scotland are currently provided on a rent free basis.  The Company is charged $500 per month for office space in Vancouver, B.C. which is provided by a corporation which is controlled by a director of the Company.  Due to limited Company operations, any facilities expenses (other than rent) are not material and have not been recognized in these financial statements.

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

The Company has incurred losses from operations and has an accumulated deficit of $4,901,315 from the effective date of the exploration stage (November 28, 2005) to September 30, 2007.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management of the Company, include all adjustments (which are normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  These results have been determined on the basis of generally accepted accounting principles in United States and practices and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

Note 4 – Cash Equivalents

As of September 30, 2007, the Company has a short term deposit of $850,000 maintained at a bank, with interest at 5.00% per annum, maturing on October 17, 2007.

Interest receivable of $1,630 has been accrued as of September 30, 2007.

Note 5 - Fixed Assets

Fixed assets consist of the following as at September 30, 2007:

Motor vehicle	$ 74,500
Office equipment	2,040
76,540
Less: Accumulated depreciation	(21,788)
$ 54,752

Depreciation charged to operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the period from inception to September 30, 2007, amounted to $3,827 (2006: $3,844), $11,481 (2006: $6,525), and $21,788, respectively.

Note 6 - Common Stock, Warrants and Options

(a) Common Stock

On February 21, 2005, the Board of Directors approved a 2 for 1 forward split of the Company's stock.  The accompanying financial statements are presented on a post-split basis.

On August 1, 2007, the Company completed a private placement of the sale of 4,000,000 units (the "Units") at a price of $0.25 per Unit (the "Unit Issue Price") or $1,000,000 in the aggregate. The Units were offered and sold to purchasers (the “Investors”) as defined in Regulation S as promulgated under the Securities Act of 1933, as amended.

Each Unit consisted of one share (collectively, the “Unit Shares”) of the Company’s common stock and one Warrant to purchase a share of common stock at $0.25 per share for a period of two years from the date of issuance.

(b) Warrants

The movement of share purchase warrants is summarized as follows:

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, December 31, 2006	250,000	4.00
Issued	4,000,000	0.25
Expired	(250,000)	4.00
Balance, September 30, 2007	4,000,000	0.25

As of September 30, 2007, there were 4,000,000 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.25 per share until August 1, 2009. The fair value of the 4,000,000 warrants issued on August 1, 2007 was $400,000 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.64%
Expected life of the conversion feature in years	2.0 years
Expected volatility	143.11%
Dividend per share	$0.00

During the nine months ended September 30, 2007, no warrants were exercised.  On February 2007, 250,000 warrants at an exercise price of $4.00 each expired.

(c) Options

The movement of options is summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2005	-	$ -
Issued	1,535,000	0.25
Balance, December 31, 2006	1,535,000	0.25
Issued	1,715,000	0.25
Balance, September 30, 2007	3,250,000	0.25

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

The following table summarizes information about stock options outstanding at September 30, 2007:

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$ 0.25	3,250,000	4.05	$ 0.25	1,878,000	$ 0.25

Note 7 - Related Party Transactions

Included in accounts payable there is an amount of $3,395 due to a director for ongoing expenses incurred on behalf of the Company in Canada.

Included in accounts payable there is an amount of $6,507 due to the Chief Executive Officer for ongoing expenses incurred on behalf of the Company in United Kingdom.

Included in accounts payable there is an amount of $2,500 due to a director for the services rendered as a director.

During the three-month and nine-month periods ended September 30, 2007, the Company paid corporate and administrative service charges of $6,125 (2006: $4,198) and $13,214 (2006: $14,168) to a law firm of which a director of the Company is the owner.

During the three-month and nine-month periods ended September 30, 2007, the Company paid director fee of $2,500 (2006: $2,500) and $7,500 (2006: $5,000) to a director, respectively.

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

The Company is optimistic that the claims against it and Nicholas Baxter will be defended successfully. However, the outcome of litigation is often uncertain.  Trial of this matter concluded on September 14, 2007, but the final decision of the Court has yet to be rendered.

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

Each option or warrant to acquire the common stock of the Company granted under the Company’s stock plans or otherwise issued by the Company and that is outstanding and unexercised immediately prior to the effective time of the conversion will continue to be assumed by the Company without alteration.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

We will continue to conserve our cash reserves through 2007.  The principal focus of management has been the defense of the lawsuit brought by Arawak and Commonwealth.  Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  Trial of this matter concluded on September 14, 2007 and the parties expect the final decision of the Court to be rendered before the end of 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Our company is optimistic that the claims against it and Nicholas Baxter will be defended successfully.  However, the outcome of litigation is often uncertain and the matter remains before the Scottish Courts.  Trial of this matter concluded on September 14, 2007 and the parties expect the final decision of the Court to be rendered before the end of 2007.

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

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Company did not file any Form 8K’s during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURASIA ENERGY LIMITED

Dated:  November 13, 2007

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Corporate Secretary and Director