Form 10KSB
period 2007-12-31
EURASIA ENERGY LTD
filed 2008-03-31
CIK 1278465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended December 31, 2007 were $0.00.

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

20,315,135 common shares @ $0.08 (1) = $1,625,211

(1)  Closing price on March 24, 2008 was $0.08.

On March 24, 2008, the number of shares outstanding of the Registrant's Common Stock was 24,315,135.

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

The Company completed a continuation of its jurisdiction from Nevada to Anguilla, B.W.I. on December 31, 2007.  The Company’s shares now trade on the OTC-BB under the modified symbol “EUENF” which denotes Eurasia is now a foreign issuer in 2008.

Our Principal Products and Their Markets

In 2006, we became engaged in oil and gas exploration.  We entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which granted our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the MOU was December 7, 2005.  The Block included the producing Alyat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

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

In November, 2006, management of our company met with SOCAR officials in Baku and formally provided written notice to SOCAR that our company was ready to enter into negotiations on the principal terms of a production sharing agreement covering the Block.  SOCAR declined to enter into negotiations for the main principals of the ERDPSA and our MOU expired without extension on December 7, 2006.  Our Company’s ability to negotiate with SOCAR and to advance our project in Azerbaijan was impaired by a law suit commenced against our CEO and Company in the Scottish Court of Session in September, 2006.  Reference should also be made to “Item 3 – Legal Proceedings” and “Item 6 – Plan of Operation”.

Distribution Methods of Our Products and Services.

Our company does not supply products or services at this time.

Status of Any Publicly Announced New Product or Service.

We currently have no plans for new products or services.

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

In 2007, we had one full time and four part time employees.  Our C.F.O. and Secretary, Mr. Gerald Tuskey, works for our company on a part time basis.  He devotes approximately 50 hours per month to our business and concentrates on administrative matters and regulatory requirements.  Our President and C.E.O., Mr. Nicholas Baxter, works full time on our company’s affairs.  We do not expect any changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the next 24 months.

Item 2.  Description of Property

Office Premises

During our fiscal year ended December 31, 2007, we operated from offices of our President and Chief Executive Officer, Mr. Nicholas W. Baxter, at Downiehills, Blackhills, Peterhead, Aberdeenshire, Scotland, U.K.  These are our principal executive offices.  Our C.F.O. and Corporate Secretary, Mr. Gerald R. Tuskey, works from offices at Suite 1003, 409 Granville Street, Vancouver, British Columbia, V6C 1T2.  This office handles our administrative, financial and corporate regulatory functions.  Our U.K. office is being provided to the Company at no charge and our Vancouver office is being provided to the Company at a rental cost of US$500 per month.  Our company is not a party to any lease.  It is anticipated that our rental arrangement with our executive officers will remain through our 2008 fiscal year.  This office space meets our needs for at least the next 12 months.

Item 3.  Legal Proceedings

On September 25, 2006, our company and our Chief Executive Officer, Nicholas W. Baxter were served in a law suit commenced in the Court of Session in Edinburgh, Scotland.  Our company and Mr. Baxter were sued by Arawak Energy Corporation (“Arawak”) and its wholly owned subsidiary, Commonwealth Oil & Gas Company Limited (“Commonwealth”).  Mr. Baxter was a director of Arawak until May 5, 2003.  Mr. Baxter was periodically a director of Commonwealth until February, 2006.  Eurasia is not associated with or connected to Arawak or Commonwealth in any business or contractual context.  Arawak and Commonwealth alleged that in the course of his directorship, Mr. Baxter breached his fiduciary duty as a director and accessed and used confidential information relating to Arawak and Commonwealth oil and gas properties in Azerbaijan for the purpose of securing the Company’s memorandum of understanding (“MOU”) for its Block in Azerbaijan.  Eurasia was made a party to the action as an alleged knowing recipient of confidential information and of a commercial opportunity diverted to it in breach of fiduciary duty.  Arawak and Commonwealth were seeking US$17.2 million in damages from Mr. Baxter, a declaration that Eurasia holds its MOU in trust for the benefit of Arawak and Commonwealth and an accounting of profits failing which payment of US$100 million or alternatively damages against Mr. Baxter and Eurasia for breach of confidence in the same amount.  Our company and Mr. Baxter retained joint counsel and filed an appearance and defense.

On February 22, 2007, Arawak and Commonwealth amended their pleadings to remove the allegations of misappropriation of confidential information and breach of confidence and the principal pursuer, Arawak Energy Corporation, removed itself from the action.  In the alternative to the claim for an accounting of profits, there was added a claim for damages in the amount of US$100 million against Mr. Baxter and Eurasia in respect of the alleged breach of fiduciary duty.

In a first instance decision released on December 14, 2007, the Scottish Court of Session (the “Court”) found Eurasia not liable to Commonwealth Oil & Gas Company Limited (“Commonwealth”) for any loss which may have been suffered by Commonwealth as a result of Eurasia entering into its MOU with the State Oil Company of the Azerbaijan Republic (“SOCAR”) on December 7, 2005.  This decision of the Court clears the way for Eurasia to pursue oil and gas exploration projects in Azerbaijan.

The Court also concluded that Eurasia’s C.E.O. and Director, Mr. Nicholas W. Baxter, breached his fiduciary duty to Commonwealth by securing the MOU for Eurasia at a time when Mr. Baxter was a director of both Eurasia and Commonwealth.  The Court concluded that Mr. Baxter did not knowingly or dishonestly act in breach of his fiduciary duties to Commonwealth.  However, it is the Court’s view that Mr. Baxter should have disclosed the MOU opportunity to Commonwealth and obtained its permission to pursue the MOU opportunity on his own behalf or on behalf of Eurasia.

An appeal has been lodged on behalf of Eurasia’s C.E.O. and Director, Mr. Nicholas W. Baxter, of the Scottish Court of Session decision released December 14, 2007 which concluded that Mr. Baxter breached his fiduciary duty to Commonwealth.  Commonwealth has cross appealed the decision which was rendered in favor of Eurasia on December 14, 2007 finding that Eurasia was not liable to Commonwealth for any loss which may have been suffered by Commonwealth as a result of Eurasia entering into its memorandum of understanding with the State Oil Company of the Azerbaijan Republic on December 7, 2005.

The appeal and cross appeal are scheduled to be heard by the appellate court of the Scottish Court of Session in early March, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common shares were quoted for trading on the OTC Bulletin Board on December 2, 2004 under the symbol "PALV".  Effective on January 12, 2006, the Company changed its name to “Eurasia Energy Limited” and changed its ticker symbol to “EUEN”.  The Company completed a continuation of its jurisdiction from Nevada to Anguilla, B.W.I. on December 31, 2007.  Effective on January 22, 2008, the Company’s shares began trading on the OTC-BB under the modified symbol “EUENF” which denotes Eurasia is now a foreign issuer.  The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High (Bid)	Low (Ask)
December 31, 2007	$0.40	$0.13
September 30, 2007	$0.60	$0.23
June 30, 2007	$0.55	$0.15
March 31, 2007	$0.40	$0.15
December 31, 2006	$1.01	$0.30
September 30, 2006	$2.30	$0.60
June 30, 2006	$3.70	$2.00
March 31, 2006	$2.85	$1.60
December 31, 2005	$1.25	$0.985
September 30, 2005	$0.70	$0.40

June 30, 2005	$0.70	$0.40
March 31, 2005	$0.70	$0.40

Our common shares are issued in registered form.  Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.  On December 31, 2007, there were approximately 904 shareholders of our common shares and 24,315,135 shares outstanding.

Recent Sales of Unregistered Securities

In February, 2006, we sold 250,000 units at $3.00 per unit to one (1) subscriber under Regulation S.  Each unit consisted of one common share and one warrant to acquire one additional common share of the Company at a price of US$4.00 per share until February 15, 2007.  The warrants expired on February 15, 2007 without being exercised.  The subscriber is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering acknowledges that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

In August, 2007, we sold 4,000,000 units at $0.25 per unit to six (6) subscribers under Regulation S.  Each unit consists of one common share and one warrant to acquire one additional common share of the Company at a price of US$0.25 per share until August 1, 2009.  The subscribers are not U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Equity Compensation Plan Information

On March 13, 2006, our board of directors established a 2006 stock option plan for our directors, officers, employees and consultants (the “2006 Stock Option Plan”) which allotted 2,000,000 common shares for issuance.

On April 14, 2006, the Company granted each of Mr. Nicholas Baxter and Mr. Gerald R. Tuskey stock options to purchase 500,000 shares each at an exercise price of $3.00 per share until April 14, 2011.  The Company granted Mr. Roger Thomas stock options to purchase a total of 150,000 shares at an exercise price of $3.00 per share until April 14, 2011.  By directors’ resolution dated October 12, 2006, the Company’s board of directors reduced the exercise price of all of the Company’s outstanding stock options from $3.00 per share to $1.00 per share.  On October 12, 2006, our investor relations consultant was granted 35,000 stock options at an exercise price of $1.00 per share until May 31, 2007.  By directors’ resolution dated April 4, 2007, the Company’s board of directors reduced the exercise price of all of the Company’s outstanding stock options from $1.00 per share to $0.25 per share and also granted an additional 350,000 shares at an exercise price of $0.25 per until April 4, 2012 to Roger Thomas.  No stock options were exercised by any of our executive officers during the year ended December 31, 2007.

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

On April 4, 2007, our board of directors established a 2007 stock option plan for our directors, officers, employees and consultants (the “2007 Stock Option Plan”) which allotted 2,000,000 common shares for issuance.

On April 4, 2007, the Company granted each of Mr. Nicholas Baxter and Mr. Gerald R. Tuskey stock options to purchase 500,000 shares each at an exercise price of $0.25 per share until April 4, 2012.  On April 4, 2007, our investor relations consultant was granted 15,000 stock options at an exercise price of $0.25 per share until April 4, 2012.  On November 23, 2007, the Company granted 750,000 common shares at an exercise price of $0.25 expiring on November 23, 2012 to two consultants of the Company.  No stock options were exercised by any of our executive officers during the year ended December 31, 2007.

Our Board of Directors administers the 2007 Stock Option Plan.  Our Board is authorized to construe and interpret the provisions of the 2007 Stock Option Plan, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The 2007 Stock Option Plan provides for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options.  Our Board determines the terms and provisions of each option granted under the Stock Option Plan, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Eurasia Energy Limited (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We are engaged in oil and gas exploration.  We entered into a memorandum of understanding (“MOU”) with the State Oil Company of the Azerbaijan Republic (“SOCAR”) which granted our company the exclusive right to negotiate an Exploration, Rehabilitation, Development and Production Sharing Agreement (“ERDPSA”) for a 600 square kilometer oil and gas block (the “Block”) in the Republic of Azerbaijan.  The effective date of the original MOU was December 7, 2005.  This MOU expired on December 7, 2006.  The Block includes the producing Alyat-Deniz oil and gas field and seven additional exploration structures namely, the Hamamdag-Deniz, Garasu, Sangi-Mugan, Ulfat, Aran-Deniz, Dashly and Sabayil structures.  The Block is located in the shallow coastal waters of the Azerbaijan sector of the Caspian Sea approximately 70 kilometers south of the Azerbaijan capital of Baku.

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

The lawsuit brought by Arawak and Commonwealth against our company (see Item 3 – Legal Proceedings) has resulted in a temporary suspension of our Plan of Operation.  Our chances of successfully re-establishing negotiations with SOCAR are completely uncertain.  We have sufficient funds to maintain our operations for a number of years.  Our current low share price and lack of investor confidence in our management team to secure a firm deal in Azerbaijan makes equity financing difficult at this time.

We will continue to conserve our cash reserves through 2008.  The principal focus of management through our 2007 fiscal year was the defense of the lawsuit brought by Commonwealth.

In a first instance decision released on December 14, 2007, the Scottish Court of Session (the “Court”) found Eurasia not liable to Commonwealth Oil & Gas Company Limited (“Commonwealth”) for any loss which may have been suffered by Commonwealth as a result of Eurasia entering into its MOU with the State Oil Company of the Azerbaijan Republic (“SOCAR”) on December 7, 2005.  This decision of the Court clears the way for Eurasia to pursue oil and gas exploration projects in Azerbaijan.

The Court also concluded that Eurasia’s C.E.O. and Director, Mr. Nicholas W. Baxter, breached his fiduciary duty to Commonwealth by securing the MOU for Eurasia at a time when Mr. Baxter was a director of both Eurasia and Commonwealth.  The Court concluded that Mr. Baxter did not knowingly or dishonestly act in breach of his fiduciary duties to Commonwealth.  However, it is the Court’s view that Mr. Baxter should have disclosed the MOU opportunity to Commonwealth and obtained its permission to pursue the MOU opportunity on his own behalf or on behalf of Eurasia.

An appeal has been lodged on behalf of Eurasia’s C.E.O. and Director, Mr. Nicholas W. Baxter, of the Scottish Court of Session decision released December 14, 2007 which concluded that Mr. Baxter breached his fiduciary duty to Commonwealth.  Commonwealth has cross appealed the decision which was rendered in favor of Eurasia on December 14, 2007 finding that Eurasia was not liable to Commonwealth for any loss which may have been suffered by Commonwealth as a result of Eurasia entering into its memorandum of understanding with the State Oil Company of the Azerbaijan Republic on December 7, 2005.

The appeal and cross appeal are scheduled to be heard by the appellate court of the Scottish Court of Session in early March, 2009.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 25, 2008

Balance Sheets as at December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2007

Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2007

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2007

Notes to the Financial Statements

EURASIA ENERGY LIMITED

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2007

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eurasia Energy Limited

Aberdeenshire, U.K. Scotland

We have audited the accompanying balance sheets of Eurasia Energy Limited  (an exploration stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurasia Energy Limited (an exploration stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from November 28, 2005 (the effective date of the exploration stage) through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operations and has sustained operating losses resulting in an accumulated deficit at December 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 25, 2008

Seattle, Washington

EURASIA ENERGY LIMITED
(an exploration stage company)

BALANCE SHEETS
December 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash and cash equivalents (Note 4)	$566,695	$515,312
Interest receivable	723	751
Prepaid expenses	29,560	2,734
Total current assets	596,978	518,797

Fixed assets, net (Note 5)	50,925	66,233

Total assets	$647,903	$585,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$9,965	$19,322
Accounts payable and accrued expenses - related party (Note 7)	10,255	37,360
Total current liabilities	20,220	56,682

Commitments and contingencies (Note 10)

Common stock, par value $0.001, authorized 100,000,000
shares; issued and outstanding 24,315,135 shares (2006: 20,315,135)	24,315	20,315
Additional paid-in capital	6,097,718	4,629,709
Accumulated deficit	(9,066)	(9,066)
Deficit accumulated during the exploration stage	(5,485,284)	(4,112,610)

Total stockholders' equity	627,683	528,348

Total liabilities and stockholders' equity	$647,903	$585,030

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2007

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Revenue	$-	$-	$-

Expenses
Consulting	57,146	168,721	228,897
Data acquisition cost	-	19,300	19,300
General and administrative	165,184	160,512	328,153
General and administrative - related party	19,573	24,853	44,426
General and administrative - stock-based compensation (Note 6)	472,009	3,675,633	4,147,642
Litigation expenses	578,056	-	578,056
Travel	100,782	74,893	183,786
	1,392,750	4,123,912	5,530,260

Operating Loss	(1,392,750)	(4,123,912)	(5,530,260)

Other income and expenses
Interest income	20,076	24,900	44,976

Net loss	$(1,372,674)	$(4,099,012)	$(5,485,284)

Net loss per common share
(basic and fully diluted)	$(0.06)	$(0.20)

Weighted average number of common
shares outstanding	21,597,327	20,284,313

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2007
					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Accumulated	Exploration	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	Stage	Equity

Balance, November 28, 2005	20,065,135	$ 20,065	$ 204,326	$ (9,066)	$ -	$ 215,325

Net loss				-	(13,598)	(13,598)

Balance, December 31, 2005	20,065,135	20,065	204,326	(9,066)	(13,598)	201,727

Issuance of common stock and warrants, February 2006	250,000	250	749,750	-	-	750,000

Stock-based compensation expense	-	-	3,675,633	-	-	3,675,633

Net loss	-	-	-	-	(4,099,012)	(4,099,012)

Balance, December 31, 2006	20,315,135	20,315	4,629,709	(9,066)	(4,112,610)	528,348

Common stock issued for cash, August 2007	4,000,000	4,000	596,000	-	-	600,000

Warrants issued with common stock	-	-	400,000	-	-	400,000

Stock-based compensation expense	-	-	472,009	-	-	472,009

Net loss	-	-	-	-	(1,372,674)	(1,372,674)

Balance, December 31, 2007	24,315,135	$ 24,315	$ 6,097,718	$ (9,066)	$ (5,485,284)	$ 627,683

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED
(an exploration stage company)

STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007 and 2006, and for the Period from
November 28, 2005 (the effective date of the exploration stage) through December 31, 2007

			Cumulative
			During the
			Exploration
(Expressed in U.S. Dollars)	2007	2006	Stage

Cash flows from (used in) operating activities
Net Loss	$(1,372,674)	$(4,099,012)	$(5,485,284)
Adjustments to reconcile net loss to
net cash flows from operating activities
General and administrative - stock-based compensation	472,009	3,675,633	4,147,642
Depreciation	15,308	10,307	25,615
Change in operating assets and liabilities
Accounts receivable, related party	-	5,000	5,000
Interest receivable	28	(751)	(723)
Prepaid expenses	(26,826)	(2,734)	(29,560)
Accounts payable and accrued expenses	(9,357)	18,722	9,365
Accounts payable and accrued expenses - related party	(27,105)	37,360	10,255
Net cash used in operating activities	(948,617)	(355,475)	(1,317,690)

Cash flows from investing activities
Fixed assets addition	-	(76,540)	(76,540)
Net cash used in investing activities	-	(76,540)	(76,540)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	1,000,000	750,000	1,750,000
Net cash provided by financing activities	1,000,000	750,000	1,750,000

Increase in cash and cash equivalents	51,383	317,985	355,770

Cash and cash equivalents, beginning of period	515,312	197,327	210,925

Cash and cash equivalents, end of period	$566,695	$515,312	$566,695

Cash and cash equivalents, consist of:
Cash at bank	$66,695	$65,312	$66,695
Short term deposit	500,000	450,000	500,000
	$566,695	$515,312	$566,695

Supplemental Information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$13	$-	$13

(The accompanying notes are an integral part of these financial statements)

EURASIA ENERGY LIMITED

(an exploration stage company)

Notes to Financial Statements

December 31, 2007

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

The Company has incurred losses from operations and has an accumulated deficit of $5,485,284 from the effective date of the exploration stage (November 28, 2005) to December 31, 2007.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has cash equivalents for the years ended December 31, 2007 and 2006 (Note 4). The Company occasionally has cash deposits in excess of insured limits.

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

(e) Reclassification

Certain prior year accounts have been reclassified to conform with the current year presentation.

(f) Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2007 and 2006, the Company did not have proven reserves.

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

(i) Legal Proceedings

The Company accrues for estimated losses from legal actions or claims, including legal expenses, in accordance with SFAS 5 “Accounting for Contingencies”, which requires recognition of losses when a loss is determined to be probable and the amount can be reasonably estimated.   There are no accruals for estimated losses for legal actions as of December 31, 2007 and 2006.

(j) Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) “Share-Based Payment” which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

(k) Foreign Currency Translation

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

(l) Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Management has determined that there was no impairment as of December 31, 2007 and 2006.

(m) Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

(n) Related Party Transactions

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

(o) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

Note 4 – Cash Equivalents

As of December 31, 2007, the Company has a short term deposit of $500,000 maintained at a bank, with interest at 4.4% per annum, maturing on January 22, 2008. As of December 31, 2006, the Company has a short term deposit of $450,000 maintained at a bank, with interest at 4.35% per annum, which matured on January 17, 2007.

Interest receivable of $723 and $751 has been accrued as of December 31, 2007 and 2006, respectively.

Note 5 - Fixed Assets

Fixed assets consist of the following as at December 31:

	2007	2006

Motor vehicle	$ 74,500	$ 74,500
Office equipment	2,040	2,040
	76,540	76,540
Less: Accumulated depreciation	(25,615)	(10,307)
	$ 50,925	$ 66,233

Depreciation charged to operations for the year ended December 31, 2007 and the period from inception to December 31, 2007, amounted to $15,308 (2006: $10,307) and $25,615, respectively.

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

The Company has changed its jurisdiction from the State of Nevada to Anguilla, British West Indies on December 31, 2007. Each issued and outstanding share of the Company capital stock remains as one common share of the Company in accordance with the terms of the plan of conversion. Each option or warrant to acquire the common stock of the Company granted under the Company’s stock plans or otherwise issued by the Company and that is outstanding and unexercised continues to be assumed by the Company without alteration.

(b) Warrants

The movement of share purchase warrants is summarized as follows:

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2005	-	$ -
Issued	250,000	4.00
Balance, December 31, 2006	250,000	4.00
Issued	4,000,000	0.25
Expired	(250,000)	4.00
Balance, December 31, 2007	4,000,000	0.25

As of December 31, 2007, there were 4,000,000 warrants outstanding. Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.25 per share until August 1, 2009. The fair value of the 4,000,000 warrants issued on August 1, 2007 was $400,000 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.64%
Expected life of the conversion feature in years	2.0 years
Expected volatility	143.11%
Dividend per share	$0.00

(c) Options

The movement of options is summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2005	-	$ -
Issued	1,535,000	0.25
Balance, December 31, 2006	1,535,000	0.25
Issued	2,465,000	0.25
Balance, December 31, 2007	4,000,000	0.25

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

On November 23, 2007, the Company granted 750,000 stock options under its 2007 stock option plan to two consultants at $0.25 each, expiring on November 23, 2012.  The options are vested immediately. The fair value of the 750,000 options granted was estimated at $0.21 each, for a total of amount of $157,500, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 151.17%, risk-free interest rates of 1.14%, and expected lives of 5.0 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted
	Number	Average	Weighted	Number
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Intrinsic
Prices	2007	Life (Years)	Price	2007	Value

$ 0.25	4,000,000	4.01	$ 0.25	2,628,000	$ -

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $nil) for the year ended December 31, 2007.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Nonvested, December 31, 2005	-	$ -
Granted	1,535,000	2.50
Vested	(1,535,000)	2.50
Nonvested, December 31, 2006	-	-
Granted	2,465,000	0.19
Vested	(1,093,000)	0.30
Nonvested, December 31, 2007	1,372,000	0.18

At December 31, 2007, the fair value of the vested and unvested options amounted to $61,740 and $246,960 respectively. The unrecognized stock based compensation expenses in relation to the unvested options amounted to $150,491 and will be amortized over a period of four years until April 4, 2012.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7 - Related Party Transactions

Included in accounts payable there is an amount of $4,421 (2006: $514) due to a director for ongoing expenses incurred on behalf of the Company in Canada.

Included in accounts payable there is an amount of $3,334 (2006: $34,346) due to the Chief Executive Officer for ongoing expenses incurred on behalf of the Company in United Kingdom.

Included in accounts payable there is an amount of $2,500 (2006: $2,500) due to a director for the services rendered as a director.

During the year ended December 31, 2007, the Company paid corporate and administrative service charges of  $19,573 (2006: $17,353) to a law firm of which a director of the Company is the owner.

During the year ended December 31, 2007, the Company paid director fee of $10,000 (2006: $7,500) to a director.

Note 8 – Income Taxes

The Company is liable for taxes in United States. As of December 31, 2007, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company has available net operating loss carryforwards of approximately $1,323,000 for tax purposes to offset future taxable income which expires commencing 2025 through to the year 2027. Pursuant to the Tax Reform Act of

1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The deferred tax asset associated with the tax loss carryforward is approximately $450,000 (2006: $144,000). The Company has provided a full valuation allowance against the deferred tax asset. The change in the valuation allowance was an increase of $306,000 (2006: $131,800).

In July 2006, the FASB issued FIN No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No.48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The acceptability of the 2006 and 2007 tax positions by the taxing authorities has not been determined.

Note 9 - Contingent Liabilities

In a first instance decision released on December 14, 2007, the Scottish Court of Session (the “Court”) found the Company not liable to Commonwealth Oil & Gas Company Limited (“Commonwealth”) for any loss which may have been suffered by Commonwealth as a result of the Company entering into its memorandum of understanding with the State Oil Company of the Azerbaijan Republic (“SOCAR”) on December 7, 2005 (the “MOU”).  The MOU expired on December 7, 2006.

The Court also concluded that the Company’s C.E.O. and Director, Mr. Nicholas W. Baxter, breached his fiduciary duty to Commonwealth by securing the MOU for the Company at a time when Mr. Baxter was a director of both the Company and Commonwealth.  The Court concluded that Mr. Baxter did not knowingly or dishonestly act in breach of his fiduciary duties to Commonwealth.  However, it is the Court’s view that Mr. Baxter should have disclosed the MOU opportunity to Commonwealth and obtained its permission to pursue the MOU opportunity on his own behalf or on behalf of the Company.

An appeal has been lodged on behalf of Mr. Baxter, of the Scottish Court of Session decision released December 14, 2007. Commonwealth has cross appealed the decision which was rendered in favor of the Company on December 14, 2007.  The cross appeal by Commonwealth could result in a finding of liability against the Company.  Commonwealth is seeking an award of damages of up to $100,000,000.  In the event Mr. Baxter’s appeal is unsuccessful, Commonwealth could obtain damages against Mr. Baxter in his personal capacity.  All of Eurasia’s officers and directors are indemnified by the Company for damages which may be awarded against such officers and directors for work carried out in the course of their duties for the Company.

Commonwealth has been seeking damages of US$17.2 million against Mr. Baxter personally and damages in the amount of $100,000,000 against Mr. Baxter and the Company in respect of the alleged breach of fiduciary duty.  A significant damage award against either Mr. Baxter or the Company would result in the Company becoming bankrupt.

The appeal and cross appeal will be heard by the appellate court of the Scottish Court of Session in early March, 2009.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation on October 20, 2003.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Our Company’s financial resources are managed directly by our C.F.O. in Vancouver, British Columbia.  Our C.F.O. is the only signatory on our one account.  All of our financial transactions are initiated by our C.F.O., are entered and checked by his executive assistant and are reviewed by our C.F.O. on a monthly basis.  Our Company is relatively inactive and processes a small number of checks and other financial transactions each month.  Despite the fact that all financial transactions are personally reviewed by our C.F.O. and confirmed by an executive assistant, there are not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  For the foreseeable future, our Company will be relatively inactive and will continue to process a relatively small number of financial transactions on a monthly and annual basis.  The number of individuals available to provide management oversight and reviews will be few and accordingly, we expect to have material weaknesses in our internal control over financial reporting until at least the completion of our 2009 fiscal year end on December 31, 2009.

Our company maintains a board of directors consisting of only three members.  This small board of directors is inadequate for providing independent oversight of our management team and does not allow us to staff important board of director committees such as an independent audit committee.  Given that our company is facing material litigation, it is unlikely that we will be able to attract additional qualified members for our board of directors until the litigation is settled or otherwise resolved.  This is a material weakness in our internal control over financial reporting.  Additionally, to date, we do not have a designated financial expert and we do not have an established whistleblower program.  These are also material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating the effectiveness of internal control over financial reporting as of December 31, 2007.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP; and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2007 because the following material weakness in internal control over financial reporting existed as of December 31, 2007:

-

Our Company is managed by a small number of individuals working out of offices in Aberdeenshire, Scotland and Vancouver, British Columbia.  We do not employ enough independent employees or members of management to provide third party oversight in review of our financial transactions on an ongoing basis.  Our C.F.O. is solely responsible for initiating, reviewing and recording of financial transactions.  Electronic and physical records of all of our Company’s financial transactions are maintained by our Vancouver office but they are not subject to third party review.

-

Our Company’s board of directors consists of three members.  Two of the members of our board of directors are also members of management.  There is inadequate independent oversight of our management team and no staffing of important board of director committee such as our audit committee.  We lack a designated financial expert and a whistleblower program.

Item 8B.  Other Information

The Company did not file any Form 8-K’s during the year ended December 31, 2007.

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

Name	Age	Position
Nicholas W. Baxter	54	President, C.E.O. and Director
Gerald R. Tuskey	47	C.F.O., Secretary and Director
Roger Thomas	62	Director

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

Resumes

Nicholas B. Baxter, President, C.E.O. and Director

Mr. Baxter was appointed as a director of our company on March 31, 2005 and as President and C.E.O. on November 28, 2005.  Mr. Baxter has a 22 year career in international resource exploration and development.  Originally trained as a geophysicist, Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975.  Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East.  From 1981 to 1985, Mr. Baxter worked for Resource Technology plc, a geophysical equipment sales/services company.  Resource Technology plc went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984.  Mr. Baxter was a non-executive director with Ocean Marine Technologies, Inc. from 1987 to 1990.  Ocean Marine Technologies, Inc. was involved in offshore gold exploration and light manufacturing and went public on the Vancouver Stock Exchange in 1986.  Mr. Baxter was Chief Operating Officer and a director of A&B Geoscience Corporation (now Arawak Energy Corporation) from 1992 to 2002.  During this period, A&B Geoscience Corporation negotiated and managed the first seismic survey in the Caspian Sea by a western contractor.  Additionally, A&B Geoscience Corporation, under Mr. Baxter’s guidance, secured the first onshore production sharing agreement in Azerbaijan in 1998.  A&B Geoscience Corporation raised over US$35 million in equity and debt financing for its seismic operations and oil and gas exploration and development activities.  A&B Geoscience Corporation became controlled by a private oil trading firm in 2002.

Gerald R. Tuskey, C.F.O., Corporate Secretary and Director

Mr. Tuskey was appointed as a director and officer of our company on October 20, 2003.  For the past 14 years, Mr. Tuskey has worked as a self-employed corporate/securities lawyer based in Vancouver, British Columbia.  Before establishing his own independent practice, Mr. Tuskey was employed as an associate lawyer by firms in Calgary and Vancouver.  Mr. Tuskey has 22 years experience in providing securities and corporate law counsel to a wide variety of domestic and international publicly traded clients.  Mr. Tuskey takes primary responsibility for our company's capital structuring, financing activities and corporate and regulatory filings and compliance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Board Meetings and Committees

Our board of directors met twice in person and numerous times by teleconference during our 2007 fiscal year.  Decisions of the Board of Directors were generally taken by written resolutions.  Meetings were attended by all three members of the board of directors.  Our board members are resident in British Columbia, Scotland and England.  This makes it difficult for our board members to meet as a group more than once in each fiscal year.  Messrs. Thomas and Baxter meet regularly in London, England to discuss our corporate business.

Nominating Committee, Audit Committee and Compensation Committee

Our board of directors, consisting of three members, also constitutes each of the nominating committee, audit committee and compensation committee.  Given that our officers work on behalf of our company for no cash compensation, there is no purpose in forming an independent compensation committee.  Additionally, there is currently no function to be administered by a nominating committee as our existing officers and directors will be serving in those positions through the end of the 2008 fiscal year.  Our entire board of directors reviews the quarterly and annual financial statements and serves as a de facto audit committee.

Shareholder Communications

Our company maintains the website www.eurasiaenergy.com .  Investors and shareholders are able to send email correspondence to the Company which is received by an investor relations consultant.  Communications to the Company’s board of directors which are sent through the Company’s website are passed on to board members.

Item 10.  Executive Compensation

The following “Summary Compensation Table” sets out the compensation paid to our executive officers in our last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Non- Qualified Deferred Compen- Sation ($)	All Other Comp- ensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2007 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$90,000 $355,000 (1)	0 0	$0.00 $0.00	$0.00 $0.00	$90,000 $355,000
Nicholas W. Baxter President, C.E.O. and Director	2007 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$90.000 $355,000(1)	0 0	$0.00 $0.00	$0.00 $0.00	$90,000 $355,000

(1)

Each of Gerald Tuskey and Nicholas Baxter have been granted 500,000 stock options exercisable at $0.25 per share until April 14, 2011 and 500,000 stock options exercisable at $0.25 per share until April 4, 2012.  The fair value of the option awards have been calculated using the Black Scholes valuation model.

The following “Outstanding Equity Awards at Fiscal Year End” table sets out the outstanding equity awards to our executive officers which were outstanding as at December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas W. Baxter	500,000 500,000	0 0	0 0	$0.25 $0.25	April 14, 2011 April 4, 2012	0 0	- -	0 -	- -
Gerald R. Tuskey	500,000 500,000	0 0	0 0	$0.25 $0.25	April 14, 2011 April 4, 2012	0 0	- -	0 -	- -

The following “Director Compensation” table sets out the compensation paid to our directors for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Roger Thomas	$7,500	-	$63,000 (1)	-	-	-	$70,500

(1)

Mr. Roger Thomas has been granted 150,000 stock options at an exercise price of $0.25 per share which expire on April 14, 2011 and 350,000 stock options at an exercise price of $0.25 per share which expire on April 4, 2012..  No stock options were exercised by Mr. Thomas as at December 31, 2007.  The fair value of the option awards have been calculated using the Black Scholes valuation model

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2007 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Gerald R. Tuskey Director Suite 1003, 409 Granville Street Vancouver, B.C. V6C 1T2	1,000,000 shares Direct Ownership	4.11%
Common	Nicholas W. Baxter President and Director Downiehills, Blackhills Peterhead Aberdeenshire, AB42 3LB U.K. Scotland	3,000,000 shares Direct Ownership	12.34%
Common	Roger Thomas Director 22 Henderson Road London, United Kingdom SW18 3RR	No shares held	0%

Common	Lynwood S. Bell 3000 The Technology Campus P.O. Box 213, Anguilla, B.W.I. TV1 02P	1,700,000 shares Direct Ownership	6.99%
Common	Birkdale Commercial Corp. 9th Floor, Scotia Plaza Building 51st Street and Frederico Boyd Avenue P.O. Box 0834-02262 Panama City, Panama	1,879,953 shares Direct Ownership	7.73%
Common	Britcliffe Financial Group Inc. 9th Floor, Scotia Plaza Building 51st Street and Frederico Boyd Avenue P.O. Box 0834-02262 Panama City, Panama	1,879,953 shares Direct Ownership	7.73%
Common	Graham Crabtree 294 Heywood House Anguilla, B.W.I.	1,750,000 shares Direct Ownership	7.2%
Common	Management as a Group including all executive officers (2) and directors (3)	4,000,000 shares Direct Ownership	16.45%

As at March 24, 2008, the balance of our outstanding common stock was held by approximately 904 shareholders, none of whom hold 5% or more of our outstanding common stock.

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

Item 13.  Exhibits

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50608) filed on February 27, 2004 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50608) on February 27, 2004 incorporated herein by reference.
13.1	Form 10QSB for the Period ended March 31, 2007, filed on May 15, 2007, incorporated herein by reference.
13.2	Form 10QSB for the Period ended June 30, 2007, filed on August 14, 2007, incorporated herein by reference.
13.3	Form 10QSB for the Period ended September 30, 2007, filed on November 14, 2007, incorporated herein by reference.
14.1	Code of Ethics, filed on March 30, 2007, incorporated herein by reference.
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32	Section 906 Certification

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the period ended December 31, 2007, the aggregate fees to Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2007 quarterly financial statements included on Form 10-QSB were $22,000.  For the period ended December 31, 2006, the aggregate fees to Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and reviews of the 2006 quarterly financial statements included on Form 10-QSB were $18,500.

Audit Related Fees

For the periods ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.

Tax Fees

For the period ended December 31, 2007, the aggregate fees to Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, totalled $50.00.  For the period ended December 31, 2007, the aggregate fees expected to be paid to Peterson Sullivan PLLC for tax compliance professional services, other than those services listed above, is approximately $2,000.

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

Dated:  March 27, 2008

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

Chief Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald R. Tuskey

Gerald R. Tuskey, C.F.O., Secretary and Director

March 27, 2008

Date